Form 10-Q
period 2002-03-31
JCP&L TRANSITION FUNDING LLC
filed 2002-08-12
CIK 1107914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
              GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND
        IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               --------      --------

Commission       Registrant; State of Incorporation;           I.R.S. Employer
File Number       Address; and Telephone Number               Identification No.
-----------       -----------------------------               ------------------

333-31250        JCP&L TRANSITION FUNDING LLC                     75-2998870
                 (A Delaware Limited Liability Company)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800) 736-3402



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              No    X
    -------         -------



           This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to national or regional economic conditions; changes in market demand and prices for energy; legislative and regulatory developments; new technologies (including distributed generation); weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of third party suppliers; the payment patterns of customers including the rate of delinquencies; and the outcomes of legal proceedings.

                                TABLE OF CONTENTS


                                                                           Pages

Part I.  Financial Information

           Management's Narrative Analysis of Results of Operations....       1


           Financial Statements
             Statements of Operations and Changes in Member's Equity...       2
             Balance Sheets............................................       3
             Statements of Cash Flows..................................       4
             Notes to Financial Statements.............................      5-7


Part II. Other Information.............................................       8


          Signature....................................................       9

PART I.  FINANCIAL INFORMATION
------------------------------


                          JCP&L TRANSITION FUNDING LLC

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS


Issuance of Transition Bonds
----------------------------

           In accordance with the Electric Discount and Energy Competition Act enacted in New Jersey in February 1999, the New Jersey Board of Public Utilities (NJBPU) is authorized to issue "bondable stranded cost rate orders," approving, among other things, the issuance of transition bonds to recover bondable stranded costs and related expenses of an electric public utility. On February 6, 2002, Jersey Central Power & Light Company (JCP&L) received a bondable stranded costs rate order (Financing Order) from the NJBPU with authorization to issue $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Facility.

           In February 2000, JCP&L Transition Funding LLC (Company), a Delaware limited liability company, was organized for the limited purpose of purchasing bondable transition property (BTP) and issuing transition bonds secured by the BTP. The Company is wholly-owned by JCP&L. The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding.

           BTP represents the irrevocable right of JCP&L, or its successor or assignee, to charge, collect and receive a non-bypassable transition bond charge
(TBC) from customers. The Financing Order authorizes the TBC collections to be sufficient to recover $320 million aggregate principal amount of transition bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the transition bonds. In June 2002, the Company acquired BTP from JCP&L and issued $320 million of Transition Bonds (Bonds), Series 2002-A, Class A-1 through Class A-4, with scheduled maturities ranging from 2007 through 2017 and final maturities ranging from 2009 through 2019.

           The Company entered into a servicing agreement with JCP&L. The servicing agreement requires JCP&L, as Servicer, to manage and administer the BTP of the Company and to collect the TBC on behalf of the Company. JCP&L began remitting TBC collections to a Trustee (The Bank of New York) on July 15, 2002. The first quarterly payment of Bond principal, interest and related expenses is due on March 5, 2003.

Results of Operations
---------------------

           The Company did not have results of operations for the three month periods ended March 31, 2002 and 2001, since as of those dates the Company had not issued transition bonds or purchased BTP.

                          JCP&L TRANSITION FUNDING LLC


             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                      ------------------------
                                                        2002             2001
                                                      --------         -------
                                                            (In thousands)
REVENUES:                                                        |
   Transition bond charge revenues..................  $    --    |       $    --
   Interest income..................................       --    |            --
                                                      -------    |       -------
                                                                 |
       Total Revenues...............................       --    |            --
                                                      -------    |       -------
                                                                 |
EXPENSES:                                                        |
   Amortization of bondable transition property.....       --    |            --
   Interest expense.................................       --    |            --
   Administrative and general expenses..............       --    |            --
                                                      -------    |       -------
                                                                 |
     Total Expenses.................................       --    |            --
                                                      -------    |       -------
                                                                 |
OPERATING INCOME....................................       --    |            --
                                                      -------    |       -------
                                                                 |
Income tax expense..................................       --    |            --
                                                      -------    |       -------
                                                                 |
NET INCOME..........................................  $    --    |       $    --
                                                      =======    |       =======
                                                                 |
                                                                 |
Member's equity, beginning of period................  $     1    |       $     1
                                                                 |
Capital contributed by member.......................       --    |            --
                                                      -------    |       -------
                                                                 |
Member's equity, end of period......................  $     1    |       $     1
                                                      =======    |       =======






The accompanying Notes to Financial Statements are an integral part of these statements.

                          JCP&L TRANSITION FUNDING LLC


                                 BALANCE SHEETS



                                                    (Unaudited)
                                                      June 30,    December 31,
                                                        2002         2001
                                                    -----------   ------------
                                                            (In thousands)
                           ASSETS
                           ------

CURRENT ASSETS:
   Cash and cash equivalents........................   $    1        $    1
   Restricted funds.................................       --            --
   Transition bond charge receivable from Servicer..       --            --
                                                       ------        ------
                                                            1             1
                                                       ------        ------

OTHER ASSETS:
   Bondable transition property.....................       --            --
   Deferred financing costs.........................    1,666         1,581
                                                       ------        ------
                                                        1,666         1,581
                                                       ------        ------

                                                       $1,667        $1,582
                                                       ======        ======


         LIABILITIES AND MEMBER'S EQUITY
         -------------------------------

CAPITALIZATION:
   Member's equity..................................   $    1        $    1
   Long-term debt...................................       --            --
                                                       ------        ------
                                                            1             1
                                                       ------        ------

CURRENT LIABILITIES:
   Currently payable long-term debt.................       --            --
   Interest accrued.................................       --            --
   Payable to JCP&L.................................    1,666         1,581
                                                       ------        ------
                                                        1,666         1,581
                                                       ------        ------


                                                       $1,667        $1,582
                                                       ======        ======




The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                          JCP&L TRANSITION FUNDING LLC


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three Months Ended
                                                              March 31,
                                                      ----------------------
                                                        2002          2001
                                                      --------      --------
                                                          (In thousands)
                                                                 |
Net cash flows from operating activities .........     $   --    |    $   --
                                                       ------    |    ------
                                                                 |
                                                                 |
Net cash flows from financing activities..........         --    |        --
                                                       ------    |    ------
                                                                 |
                                                                 |
Net cash flows for investing activities...........         --    |        --
                                                       ------    |    ------
                                                                 |
                                                                 |
Net increase in cash and cash equivalents.........         --    |        --
Cash and cash equivalents at beginning of period..          1    |         1
                                                       ------    |    ------
Cash and cash equivalents at end of period........     $    1    |    $    1
                                                       ======    |    ======






The accompanying Notes to Financial Statements are an integral part of these statements.

                          JCP&L TRANSITION FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1 -  NATURE OF OPERATIONS

           JCP&L Transition Funding LLC was established by JCP&L and certain of its direct and indirect subsidiaries under the laws of the State of Delaware on February 24, 2000, pursuant to a limited liability company agreement with JCP&L Transition, Inc., an indirect subsidiary of JCP&L, as sole member of the Company. JCP&L Transition, Inc. transferred its interest in the Company to JCP&L effective February 19, 2002. JCP&L is a wholly owned electric utility operating subsidiary of FirstEnergy Corp. JCP&L was formerly a wholly owned subsidiary of GPU, Inc., which merged with FirstEnergy Corp. on November 7, 2001. Accordingly, the post-merger and pre-merger period financial results presented in this report are separated by a heavy black line.

           The Company was organized for the sole purpose of purchasing and owning BTP, issuing transition bonds to fund purchasing BTP, pledging its interest in BTP and other collateral to the Trustee under an indenture between the Company and the Trustee (Indenture) to collateralize the transition bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of JCP&L, or its successor or assignee, to charge, collect and receive a non-bypassable TBC from customers pursuant to the Financing Order, which was issued on February 6, 2002 by the NJBPU in accordance with the Electric Discount and Energy Competition Act enacted in New Jersey in February 1999. The Financing Order authorizes the TBC collections to be sufficient to recover $320 million aggregate principal amount of transition bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the transition bonds.

           The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding. Both JCP&L and the Company will treat the transfer of BTP to the Company as a sale under applicable law, and the Bonds will be treated as debt obligations of the Company. For financial reporting, federal income tax and State of New Jersey income and corporation business tax purposes, the transfer of BTP to the Company will be treated as a financing arrangement and not as a sale. Under applicable law, the Bonds will be recourse only to the Company and will not be secured by the assets of JCP&L.

2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues

           Substantially all of the Company's revenues will be derived from the TBC authorized pursuant to the Financing Order, which will be collected from JCP&L's customers. The Company will accrue unbilled TBC revenues for electric service provided by JCP&L through the end of the accounting period. In addition, the Company will record investment income on amounts that will be deposited with the Trustee; however, only earnings on the capital subaccount will be recorded in income, as earnings on the other subaccounts must be credited to JCP&L's customers pursuant to the Financing Order. The Company also will earn interest on temporary cash investments.

Cash and Cash Equivalents

           All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Balance Sheet at cost, which approximates their fair market value.

Restricted Funds

           Amounts that will be deposited with the Trustee will be classified as restricted funds on the Balance Sheet. See Note 4 for additional information.

Amortization of Bondable Transition Property

           The BTP will be recorded at the acquired cost and will be amortized over the life of the Bonds, based on TBC revenue collections, interest accruals and other fees. The BTP will be solely the property of the Company.

Deferred Financing Costs

           Certain costs associated with the issuance of the Bonds have been paid by JCP&L and are included as deferred financing costs on the Company's Balance Sheet. Upon issuance of the Bonds, the Company will reimburse JCP&L for these costs, and the costs will be amortized as part of the BTP.

Income Taxes

           The Company is a single member limited liability company which is treated as a disregarded entity for federal and state income tax purposes. Accordingly, the Company's results will be included in the taxable income of JCP&L. However, the provision or liability for income taxes related to interest income on the capital subaccount and temporary cash investments will be included in the Company's financial statements.

3 -  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

           Under a servicing agreement between JCP&L and the Company, JCP&L, as Servicer, will manage and administer the BTP of the Company and collect the TBC on behalf of the Company. The Company will pay an annual servicing fee to JCP&L equal to 0.125% of the initial principal balance of Bonds outstanding, or $400,000. This servicing fee will be recovered by the Company through the TBC. The Company has also entered into an administration agreement with GPU Service, Inc., an affiliated company, pursuant to which GPU Service, Inc. will provide administrative services to the Company.

4 -  SUBSEQUENT EVENT

           On June 11, 2002, the Company issued $320 million of Bonds, consisting of four classes. The Company used the net proceeds from the sale of Bonds to fund the purchase of BTP from JCP&L. The Bonds are collateralized on a pro-rata basis by the BTP and the equity and assets of the Company.

           Scheduled maturity and interest rates for the Bonds are as follows:

                                           Expected Final        Legal Final
Class   Interest Rate  Principal Amount    Payment Date         Maturity Date
-----   -------------  ----------------    --------------       -------------
                        (In Thousands)
 A-1...    4.19%          $   91,111      December 5, 2007     December 5, 2009
 A-2...    5.39%              52,297      September 5, 2010    September 5, 2012
 A-3...    5.81%              77,075      December 5, 2013     December 5, 2015
 A-4...    6.16%              99,517      June 5, 2017         June 5, 2019
                          ----------
                          $  320,000
                          ==========

           The expected final payment date for each class of Bonds is the date on which there is expected to be no further outstanding principal balance for that class, based upon an expected amortization schedule for that class. The Company has made certain assumptions in establishing these amortization schedules, including, among other things, that all TBC collections are received in accordance with JCP&L's forecasts. There can be no assurance that the principal balance of any class of Bonds will be reduced at the rates indicated in these amortization schedules. The legal final maturity date for each class of Bonds is the date on which the Company is required to pay any outstanding principal balance for that class. The Bonds will not be in default if principal is not paid in accordance with the expected amortization schedules; however, a default will occur if the entire outstanding balance of any class is not paid on or before the final maturity date of that class.

           The source for repayment of the Bonds is the TBC authorized pursuant to the Financing Order, which is being collected from JCP&L customers by JCP&L, as Servicer. Daily, JCP&L deposits TBC collections into a collection account maintained by the Trustee. In accordance with the Indenture, the Trustee allocates amounts in the collection account to general, series, reserve, overcollateralization and capital subaccounts. The general subaccount is used to make principal and interest payments on the Bonds (through series subaccounts) and to pay expenses, fees and charges as specified in the Indenture. The Trustee is required to make the first payment on the Bonds on

March 5, 2003. The reserve subaccount is maintained for the purpose of retaining any excess amount of TBC collections and investment earnings not released to the Company. The funding level of the overcollateralization subaccount is 0.5% of the initial principal balance of the Bonds, funded ratably over the life of the Bonds. dsIf amounts available in the general, series, reserve or overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the capital subaccount. Upon issuance of the Bonds, an amount equal to 0.5% of the initial principal balance of the Bonds was deposited into the capital subaccount. Any amounts collateralizing Bonds will be returned to JCP&L upon payment of the Bonds. JCP&L began remitting TBC collections to the Trustee on July 15, 2002.

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

           Exhibit
           Number
           ------

            99.1  Certification from chief executive officer

            99.2  Certification from chief financial officer


           (b)  Reports on Form 8-K

                   None.

                                    SIGNATURE



           Pursuant to the requirements of the Securities Exchange Act of 1934, JCP&L Transition Funding LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 12, 2002










                                  /s/  Harvey L. Wagner
                            --------------------------------------
                                       Harvey L. Wagner
                                 Vice President, Controller
                                and Chief Accounting Officer