Form 10-Q
period 2002-06-30
JCP&L TRANSITION FUNDING LLC
filed 2002-08-13
CIK 1107914

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

                  For the quarterly period ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               --------      --------


Commission         Registrant; State of Incorporation;        I.R.S. Employer
File Number           Address; and Telephone Number          Identification No.
-----------        -----------------------------------       ------------------

333-31250       JCP&L TRANSITION FUNDING LLC                   75-2998870
                (A Delaware Limited Liability Company)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
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

Yes    X         No
    -------         --------



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

                                TABLE OF CONTENTS


                                                                           Pages

Part I.    Financial Information

           Management's Narrative Analysis of Results of Operations ......   1


           Financial Statements
             Statements of Operations and Changes in Member's Equity...      2
             Balance Sheets............................................      3
             Statements of Cash Flows..................................      4
             Notes to Financial Statements.............................     5-7
             Report of Independent Accountants.........................      8


Part II.   Other Information...........................................      9


             Signature.................................................     10

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

Results of Operations
---------------------

           The Company did not have results of operations for the three and six month periods ended June 30, 2001, since as of that date the Company had not issued transition bonds or purchased BTP.

Revenues

           Revenues of $2.1 million for both the three and six month periods ended June 30, 2002 relate to TBC revenues earned during the period of June 11, 2002 through June 30, 2002, which are being collected from JCP&L customers.

Expenses

           Expenses of $1.1 million for both the three and six month periods ended June 30, 2002 relate to amortization of BTP (which is based on TBC revenue collections). In addition, expenses of $1.0 million for the same periods represent accrued interest on the Bonds.




                          JCP&L TRANSITION FUNDING LLC


                                       STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                             (Unaudited)


                                                                   Three Months Ended               Six Months Ended
                                                                       June 30,                         June 30,
                                                                  --------------------            -------------------
                                                                   2002          2001              2002         2001
                                                                  ------        ------            ------       ------
                                                                                    (In thousands)
REVENUES:                                                                  |                               |
   Transition bond charge revenues........................        $2,067   |    $   --            $2,067   |   $   --
   Interest income........................................            --   |        --                --   |       --
                                                                  ------   |    ------            ------   |   ------
                                                                           |                               |
     Total Revenues.......................................         2,067   |        --             2,067   |       --
                                                                  ------   |    ------            ------   |   ------
                                                                           |                               |
EXPENSES:                                                                  |                               |
   Amortization of bondable transition property...........         1,157   |        --             1,157   |       --
   Interest expense.......................................           910   |        --               910   |       --
   Administrative and general expenses....................            --   |        --                --   |       --
                                                                  ------   |    ------            ------   |   ------
                                                                           |                               |
     Total Expenses.......................................         2,067   |        --             2,067   |       --
                                                                  ------   |    ------            ------   |   ------
                                                                           |                               |
OPERATING INCOME..........................................            --   |        --                --   |       --
                                                                  ------   |    ------            ------   |   ------
                                                                           |                               |
Income tax expense........................................            --   |        --                --   |       --
                                                                  ------   |    ------            ------   |   ------
                                                                           |                               |
NET INCOME................................................        $   --   |    $   --            $   --   |   $   --
                                                                  ======   |    ======            ======   |   ======
                                                                           |                               |
Member's equity, beginning of period......................        $    1   |    $    1            $    1   |   $    1
                                                                           |                               |
Capital contributed by member.............................         1,600   |        --             1,600   |       --
                                                                  ------   |    ------            ------   |   ------
                                                                           |                               |
Member's equity, end of period............................        $1,601   |    $    1            $1,601   |   $    1
                                                                  ======   |    ======            ======   |   ======





The accompanying Notes to Financial Statements are an integral part of these statements.




                             JCP&L TRANSITION FUNDING LLC


                                   BALANCE SHEETS



                                                              (Unaudited)
                                                               June 30,       December 31,
                                                                 2002            2001
                                                              -----------     ------------
                                                                     (In thousands)

                           ASSETS
                           ------
CURRENT ASSETS:
   Cash and cash equivalents..............................     $      1         $    1
   Restricted funds.......................................        1,600             --
   Transition bond charge receivable from Servicer........        2,083             --
                                                               --------         ------
                                                                  3,684              1
                                                               --------         ------

OTHER ASSETS:
   Bondable transition property...........................      318,842             --
   Deferred financing costs...............................           --          1,581
                                                               --------         ------
                                                                318,842          1,581
                                                               --------         ------

                                                               $322,526         $1,582
                                                               ========         ======


             LIABILITIES AND MEMBER'S EQUITY
             -------------------------------

CAPITALIZATION:
   Member's equity........................................        1,601         $    1
   Long-term debt.........................................      304,989             --
                                                               --------         ------
                                                                306,590              1
                                                               --------         ------

CURRENT LIABILITIES:
   Currently payable long-term debt.......................       15,026             --
   Interest accrued.......................................          910             --
   Payable to JCP&L.......................................           --          1,581
                                                               --------         ------
                                                                 15,936          1,581
                                                               --------         ------
                                                               $322,526         $1,582
                                                               ========         ======


The accompanying Notes to Financial Statements are an integral part of these balance sheets.



                                                    JCP&L TRANSITION FUNDING LLC


                                                      STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                               ----------------------         ---------------------
                                                                 2002          2001             2002          2001
                                                               --------      --------         --------       ------
                                                                                    (In thousands)
Cash Flows from Operating Activities:                                     |                              |
Net income................................................     $     --   |   $  --           $     --   |   $   --
   Adjustments to reconcile net income to net cash                        |                              |
     from operating activities-                                           |                              |
       Amortization of bondable transition property ......        1,157   |      --              1,157   |       --
       Transition bond charge receivable from Servicer ...       (2,083)  |      --             (2,083)  |       --
       Accrued interest...................................          910   |      --                910   |       --
       Other..............................................           16   |      --                 16   |       --
                                                               --------   |   -----           --------   |   ------
                                                                          |                              |
Net cash from operating activities........................           --   |      --                 --   |       --
                                                               --------   |   -----           --------   |   ------
                                                                          |                              |
Cash Flows from Financing Activities:                                     |                              |
   New Financing-                                                         |                              |
       Proceeds from issuance of transition bonds.........      318,106   |      --            318,106   |       --
       Capital contributed by member......................        1,600   |      --              1,600   |       --
                                                                          |                              |
Net cash provided from financing activities...............      319,706   |      --            319,706   |       --
                                                               --------   |   -----           --------   |   ------
                                                                          |                              |
Cash Flows from Investing Activities:                                     |                              |
   Deposit to restricted funds............................        1,600   |      --              1,600   |       --
   Purchase of bondable transition property...............      318,106   |      --            318,106   |       --
                                                               --------   |   -----           --------   |   ------
                                                                          |                              |
Net cash used for investing activities....................      319,706   |      --            319,706   |       --
                                                               --------   |   -----           --------   |   ------
                                                                          |                              |
Net increase in cash and cash equivalents.................           --   |      --                 --   |       --
Cash and cash equivalents at beginning of period..........            1   |       1                  1   |        1
                                                               --------   |   -----           --------   |   ------
                                                                          |                              |
Cash and cash equivalents at end of period................     $      1   |   $   1           $      1   |   $    1
                                                               ========   |   =====           ========   |   ======




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

           The Company issued $320 million of Bonds in four different classes on June 11, 2002. See Note 3 for additional information.

           The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding. Both JCP&L and the Company have treated the transfer of BTP to the Company as a sale under applicable law, and the Bonds are being treated as debt obligations of the Company. For financial reporting, federal income tax and State of New Jersey income and corporation business tax purposes, the transfer of BTP to the Company is being treated as a financing arrangement and not as a sale. Under applicable law, the Bonds are recourse only to the Company and are not secured by the assets of JCP&L.

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

Revenues

           Substantially all of the Company's revenues are derived from the TBC authorized pursuant to the Financing Order, which is being collected from JCP&L's customers. The Company accrues unbilled TBC revenues for electric service provided by JCP&L through the end of the accounting period. In addition, the Company records investment income on amounts on deposit with the Trustee; however, only those earnings on the capital subaccount are recorded in income, as earnings on the other subaccounts must be returned to JCP&L's customers pursuant to the Financing Order. The Company also earns interest on temporary cash investments.

Cash and Cash Equivalents

           All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Balance Sheet at cost, which approximates their fair market value. Cash and cash equivalents do not include restricted funds deposited with the Trustee.

Restricted Funds

           Amounts on deposit with the Trustee are classified as restricted funds on the Balance Sheet. See Note 3 for additional information.

Amortization of Bondable Transition Property

           The BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenue collections, interest accruals and other fees. The BTP is solely the property of the Company.

Financing Costs

           Prior to issuance of the Bonds, certain costs associated with the issuance were paid by JCP&L and included as deferred financing costs on the Company's Balance Sheet. Upon issuance of the Bonds, the Company reimbursed JCP&L for these costs, and the costs are now being amortized as part of the BTP.

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


3 -  BONDS

           In June 2002, the Company issued $320 million of Bonds, consisting of four classes. The Company used the net proceeds from the sale of Bonds to fund the purchase of BTP from JCP&L. The Bonds are collateralized on a pro-rata basis by the BTP and the equity and assets of the Company.

           Scheduled maturity and interest rates for the Bonds at June 30, 2002 are as follows:

                                            Expected Final       Legal Final
Class      Interest Rate  Principal Amount   Payment Date        Maturity Date
-----      -------------  ----------------   ------------        -------------
                           (In Thousands)
 A-1.....     4.19%         $  91,111      December 5, 2007    December 5, 2009
 A-2.....     5.39%            52,297      September 5, 2010   September 5, 2012
 A-3.....     5.81%            77,075      December 5, 2013    December 5, 2015
 A-4.....     6.16%            99,517      June 5, 2017        June 5, 2019
                             --------
                             $320,000
     Payable to JCP&L              15
     Current Maturities       (15,026)
                             --------
     Long-Term Debt          $304,989
                             ========

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

           The source for repayment of the Bonds is the TBC authorized pursuant to the Financing Order, which is being collected from JCP&L customers by JCP&L, as Servicer. Daily, JCP&L deposits TBC collections into a collection account maintained by the Trustee. In accordance with the Indenture, the Trustee allocates amounts in the collection account to general, series, reserve, overcollateralization and capital subaccounts. The general subaccount is used to make principal and interest payments on the Bonds (through series subaccounts) and to pay expenses, fees and charges as specified in the Indenture. The Trustee is required to make the first payment on the Bonds on March 5, 2003. The reserve subaccount is maintained for the purpose of retaining any excess amount of TBC collections and investment earnings not released to the Company. The funding level of the overcollateralization subaccount is 0.5% of the initial principal balance of the Bonds, funded ratably over the life of the Bonds. If amounts available in the general, series, reserve or overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the capital subaccount. Upon issuance of the Bonds, an amount equal to 0.5% of the initial principal balance of the Bonds was deposited into the capital subaccount. Any amounts collateralizing Bonds will be returned to JCP&L upon payment of the Bonds.

     JCP&L began remitting TBC collections to the Trustee on July 15, 2002. At June 30, 2002, the following balances were reflected in the subaccounts maintained by the Trustee:
                                                            Balance
                            Subaccount                   (In Thousands)
                            ----------                   -------------
                         General...................         $   --
                         Series....................             --
                         Reserve...................             --
                         Overcollateralization.....             --
                         Capital...................          1,600
                                                           -------
                             Total.................         $1,600
                                                            ======


4 -  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

           Under the servicing agreement between JCP&L and the Company, JCP&L, as Servicer, is required to manage and administer the BTP of the Company and to collect the TBC on behalf of the Company. The Company will pay an annual servicing fee to JCP&L equal to 0.125% of the initial principal balance of Bonds outstanding, or $400,000. This servicing fee will be recovered by the Company through the TBC. The Company has also entered into an administration agreement with GPU Service, Inc., an affiliated company, pursuant to which GPU Service, Inc. is providing administrative services to the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS










To the Member of JCP&L Transition Funding LLC:

We have reviewed the accompanying balance sheet of JCP&L Transition Funding LLC (a Delaware limited liability company and wholly owned subsidiary of Jersey Central Power & Light Company) as of June 30, 2002, and the related statements of operations and changes in member's equity and of cash flows for each of the three-month and six-month periods ended June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of changes in member's equity and of cash flows for the year then ended (not presented herein), and in our report dated April 25, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.







PricewaterhouseCoopers LLP
Cleveland, Ohio
August 12, 2002

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

           (a)  Exhibits

           Exhibit
           Number
           ------

             99.1 Certification from chief executive officer

             99.2 Certification from chief financial officer


           (b)  Reports on Form 8-K

                   JCP&L Transition Funding LLC filed three reports on Form 8-K since December 31, 2001. A report dated April 18, 2002 reported a change in the registrant's certifying accountant, which was amended on May 9, 2002; a report dated May 29, 2002 disclosed the use of a structural and collateral term sheet for a proposed $320 million offering of transition bonds; and a report dated June 13, 2002 announced the sale of the transition bonds and disclosed related material agreements.

                                    SIGNATURE



           Pursuant to the requirements of the Securities Exchange Act of 1934, JCP&L Transition Funding LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 2002










                                         /s/  Harvey L. Wagner
                                     ----------------------------------
                                              Harvey L. Wagner
                                        Vice President, Controller
                                       and Chief Accounting Officer