Form 10-Q
period 2002-09-30
JCP&L TRANSITION FUNDING LLC
filed 2002-11-13
CIK 1107914

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

                For the quarterly period ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______  to ______

Commission         Registrant; State of Incorporation;        I.R.S. Employer
File Number          Address; and Telephone Number            Identification No.
-----------     ---------------------------------------       ------------------

333-31250       JCP&L TRANSITION FUNDING LLC                     75-2998870
                (A Delaware Limited Liability Company)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
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



        This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to national or regional economic conditions; changes in market demand and prices for energy; legislative and regulatory developments; new technologies (including distributed generation); weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of third party suppliers; the payment patterns of customers, including the rate of delinquencies; and the outcomes of legal proceedings.

                                TABLE OF CONTENTS


                                                                          Pages

Part I.  Financial Information

           Management's Narrative Analysis of Results of Operations ...     1


           Quantitative and Qualitative Disclosures About Market Risk..     2


           Controls and Procedures.....................................     2


           Financial Statements
             Statements of Operations and Changes in Member's Equity....    3
             Balance Sheets.............................................    4
             Statements of Cash Flows...................................    5
             Notes to Financial Statements..............................   6-8
             Report of Independent Accountants..........................    9


Part II. Other Information.............................................    10


           Signature and Certifications................................   11-13

PART I.  FINANCIAL INFORMATION
------------------------------


                          JCP&L TRANSITION FUNDING LLC

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS


Issuance of Transition Bonds
----------------------------

        In accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999, the New Jersey Board of Public Utilities (NJBPU) is authorized to issue "bondable stranded cost rate orders," approving, among other things, the issuance of transition bonds to recover bondable stranded costs and related expenses of an electric public utility. On February 6, 2002, Jersey Central Power & Light Company (JCP&L) received a bondable stranded costs rate order (Financing Order) from the NJBPU with authorization to issue $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station.

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

        The Company entered into a servicing agreement with JCP&L. The servicing agreement requires JCP&L, as Servicer, to manage and administer the BTP of the Company and to collect the TBC on behalf of the Company. JCP&L began remitting TBC collections to The Bank of New York, as trustee for the Bonds (Trustee), on July 15, 2002. The first quarterly payment of Bond principal, interest and related expenses is due on March 5, 2003.


Results of Operations
---------------------

        The Company did not have results of operations for the three- and nine-month periods ended September 30, 2001.

Revenues

        The Company did not earn revenues prior to purchasing BTP and issuing the Bonds on June 11, 2002. Revenues of $11.4 million and $13.5 million, respectively, for the three- and nine-month periods ended September 30, 2002, relate to TBC revenues recognized during the respective periods, which are being collected from JCP&L customers.

Expenses

        Expenses of $7.0 million and $8.2 million, respectively, for the three- and nine-month periods ended September 30, 2002, relate to amortization of BTP (which is based on TBC revenue collections). In addition, expenses of $5.2 million and $4.3 million for the respective periods represent accrued interest on the Bonds.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        Omitted, as the Company meets the conditions set forth in General Instruction H(1) of Form 10-Q.


                             CONTROLS AND PROCEDURES


(a)   Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (Evaluation
Date). Based on that evaluation those officers have concluded that the Company's disclosure controls and procedures are effective and were designed to bring to their attention, during the period in which this quarterly report was being prepared, material information relating to the Company by others within the Company and/or the Company's parent, JCP&L.

(b)   Changes in Internal Controls

        There have been no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.


                                            JCP&L TRANSITION FUNDING LLC


                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                    (Unaudited)

                                                                   Three Months                Nine Months
                                                               Ended September 30,          Ended September 30,
                                                               -------------------          -------------------
                                                                2002         2001            2002         2001
                                                                ----         ----            ----         ----

                                                                                (In Thousands)

REVENUES:
     Transition bond charge revenues...................       $11,448   |  $  --          $ 13,515   |   $  --
     Interest income...................................             3   |     --                 3   |      --
                                                              -------   |  --------       --------   |   ------
                                                                        |                            |
         Total Revenues................................        11,451   |     --            13,518   |      --
                                                              -------   |  --------       --------   |   ------
                                                                        |                            |
                                                                        |                            |
EXPENSES:                                                               |                            |
     Amortization of bondable transition property......         7,020   |     --             8,177   |      --
     Interest expense..................................         4,311   |     --             5,221   |      --
     Servicing and administrative expenses.............           117   |     --               117   |      --
                                                              -------   |  --------       --------   |   ------
                                                                        |                            |
         Total Expenses................................        11,448   |     --            13,515   |      --
                                                              -------   |  --------       --------   |   ------
                                                                        |                            |
OPERATING INCOME.......................................             3   |     --                 3   |      --
                                                              -------   |  --------       --------   |   ------
                                                                        |                            |
Income tax expense.....................................             1   |     --                 1   |      --
                                                              -------   |  --------       --------   |   ------
                                                                        |                            |
NET INCOME.............................................       $     2   |  $  --          $      2   |   $  --
                                                              =======   |  ========       ========   |   ======
                                                                        |                            |
                                                                        |                            |
Member's equity, beginning of period...................       $ 1,601   |  $      1       $      1   |   $    1
                                                                        |                            |
Net income.............................................             2   |     --                 2   |      --
                                                                        |                            |
Capital contributed by member..........................         --      |     --             1,600   |      --
                                                              -------   |  --------       --------   |   ------
                                                                        |                            |
Member's equity, end of period.........................       $ 1,603   |  $      1       $  1,603   |   $    1
                                                              =======      ========       ========       ======


The accompanying Notes to Financial Statements are an integral part of these statements.




                                       JCP&L TRANSITION FUNDING LLC


                                              BALANCE SHEETS

                                                                       September 30,         December 31,
                                                                           2002                  2001
                                                                       -------------         ------------
                                                                         (Unaudited)

                                                                                 (In Thousands)
                           ASSETS
                           ------

CURRENT ASSETS:
     Cash and cash equivalents.......................................     $        1            $      1
     Restricted funds held by Trustee................................          9,623                 --
     Transition bond charge receivable from Servicer.................          5,555                 --
                                                                          ----------            --------
                                                                              15,179                   1
                                                                          ----------            --------

OTHER ASSETS:
     Bondable transition property....................................        311,823                 --
     Deferred financing costs........................................           --                 1,581
                                                                          ----------            --------
                                                                             311,823               1,581
                                                                          ----------            --------

                                                                          $  327,002            $  1,582
                                                                          ==========            ========



             LIABILITIES AND MEMBER'S EQUITY
             -------------------------------

CURRENT LIABILITIES:
     Currently payable long-term debt................................     $   19,398            $    --
     Taxes accrued...................................................              1                 --
     Interest accrued................................................          5,221                 --
     Payable to JCP&L................................................            116               1,581
                                                                          ----------            --------
                                                                              24,736               1,581
                                                                          ----------            --------

CAPITALIZATION:
     Member's equity.................................................          1,603                   1
     Long-term debt..................................................        300,663                 --
                                                                          ----------            --------
                                                                             302,266                   1
                                                                          ----------            --------


                                                                          $  327,002            $  1,582
                                                                          ==========            ========


The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                                       4


                                            JCP&L TRANSITION FUNDING LLC


                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                     Three Months                Nine Months
                                                                Ended September 30,         Ended September 30,
                                                                -------------------         -------------------
                                                                2002         2001            2002        2001
                                                                ----         ----            ----        ----

                                                                                (In Thousands)

Cash Flows from Operating Activities:
Net income................................................    $       2  | $    --        $       2  |  $  --
     Adjustments to reconcile net income to net cash                     |                           |
       from operating activities-                                        |                           |
          Amortization of bondable transition property ...        7,020  |      --            8,177  |     --
          Transition bond charge receivable from Servicer.       (3,472) |      --           (5,555) |     --
          Accrued interest................................        4,311  |      --            5,221  |     --
          Other...........................................          159  |      --              175  |     --
                                                              ---------  | ---------      ---------  |  --------
                                                                         |                           |
Net cash provided from operating activities...............        8,020  |      --            8,020  |     --
                                                              ---------  | ---------      ---------  |  --------
                                                                         |                           |
                                                                         |                           |
Cash Flows from Financing Activities:                                    |                           |
     New Financing-                                                      |                           |
          Proceeds from issuance of transition bonds......         --    |      --          318,106  |     --
          Capital contributed by member...................         --    |      --            1,600  |     --
                                                              ---------  | ---------      ---------  |  --------
                                                                         |                           |
Net cash provided from financing activities...............         --    |      --          319,706  |     --
                                                              ---------  | ---------      ---------  |  --------
                                                                         |                           |
                                                                         |                           |
Cash Flows from Investing Activities:                                    |                           |
     Deposit of restricted funds with Trustee.............        8,020  |      --            9,620  |     --
     Purchase of bondable transition property.............         --    |      --          318,106  |     --
                                                              ---------  | ---------      ---------  |  --------
                                                                         |                           |
Net cash used for investing activities....................        8,020  |      --          327,726  |     --
                                                              ---------  | ---------      ---------  |  --------
                                                                         |                           |
                                                                         |                           |
Net change in cash and cash equivalents...................         --    |      --             --    |     --
Cash and cash equivalents at beginning of period..........            1  |         1              1  |         1
                                                              ---------  | ---------      ---------  |  --------
Cash and cash equivalents at end of period................    $       1  | $       1      $       1  |  $      1
                                                              =========  | =========      =========  |  ========
                                                                         |                           |
                                                                         |                           |
Supplemental Cash Flows Information:                                     |                           |
Cash Paid During the Period-                                             |                           |
    Interest..............................................    $    --    | $    --        $    --    |  $  --
                                                              =========    =========      =========  |  ========


The accompanying Notes to Financial Statements are an integral part of these statements.

                                                      5

                          JCP&L TRANSITION FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1 -   NATURE OF OPERATIONS

        JCP&L Transition Funding LLC, a Delaware limited liability company, was established on February 24, 2000. Effective February 19, 2002, the Company became a wholly owned subsidiary of JCP&L. JCP&L, a wholly owned electric utility operating subsidiary of FirstEnergy Corp., was formerly a wholly owned subsidiary of GPU, Inc., which merged with and into FirstEnergy Corp. on November 7, 2001. Accordingly, the post-merger and pre-merger period financial results presented in this report are separated by a heavy black line.

        The Company was organized for the sole purpose of purchasing and owning BTP, issuing transition bonds to fund purchasing BTP, pledging its interest in BTP and other collateral to the Trustee under an indenture between the Company and the Trustee (Indenture) to collateralize the transition bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of JCP&L, or its successor or assignee, to charge, collect and receive a non-bypassable TBC from customers pursuant to the Financing Order, which was issued on February 6, 2002 by the NJBPU in accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999. The Financing Order authorizes the TBC collections to be sufficient to recover $320 million aggregate principal amount of transition bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the transition bonds.

        On June 11, 2002, the Company issued $320 million of Bonds, in four different classes, to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. See Note 3 for additional information.

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


2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying financial statements as of September 30, 2002 and for the three and nine months then ended are unaudited, but include all adjustments that the Company considers necessary for a fair presentation of its financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2001 balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain information in these unaudited footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements and notes should be read in conjunction with the notes to the audited financial statements of the Company included in its Form S-3 registration statement No. 333-31250 declared effective on May 13, 2002, by the Securities and Exchange Commission.

Estimates

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

Revenues

        Substantially all of the Company's revenues are derived from the TBC authorized pursuant to the Financing Order, which is being collected from JCP&L customers. The Company also accrues unbilled TBC revenues for electric service provided by JCP&L through the end of the accounting period. In addition, the Company records investment income on amounts on deposit with the Trustee;
however, only earnings on the capital subaccount are recorded in income, as earnings on the other subaccounts must be credited to JCP&L customers pursuant to the Financing Order. The Company also earns interest on temporary cash investments.

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

Financing Costs

        Prior to issuance of the Bonds, certain costs associated with the issuance were paid by JCP&L and included as deferred financing costs on the Company's Balance Sheet. Upon issuance of the Bonds, the Company reimbursed JCP&L for these costs, and the costs are being amortized as part of the BTP.

Income Taxes

        The Company is a single member limited liability company which is treated as a disregarded entity for federal and state income tax purposes. Accordingly, the Company's results are included in the tax returns of JCP&L. However, the provision or liability for income taxes related to the Company's operations are included in the Company's financial statements.


3 -   BONDS

        In June 2002, the Company issued $320 million of Bonds, consisting of four classes. The Company used the net proceeds from the sale of Bonds to fund the purchase of BTP from JCP&L. The Bonds are collateralized on a pro-rata basis by the BTP and the equity and assets of the Company.

        Scheduled maturity and interest rates for the Bonds at September 30, 2002 are as follows:

                                             Expected Final       Legal Final
  Class    Interest Rate  Principal Amount    Payment Date       Maturity Date
  -----    -------------  ----------------  -----------------  -----------------
                           (In Thousands)
   A-1..       4.19%          $91,111       December 5, 2007   December 5, 2009
   A-2..       5.39%           52,297       September 5, 2010  September 5, 2012
   A-3..       5.81%           77,075       December 5, 2013   December 5, 2015
   A-4..       6.16%           99,517       June 5, 2017       June 5, 2019
                             --------
                              320,000
   Refundable Bond Collateral      61
   Current Maturities         (19,398)
                             --------
   Long-Term Debt            $300,663
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

        The source for repayment of the Bonds is the TBC authorized pursuant to the Financing Order, which is being collected from JCP&L customers by JCP&L, as Servicer. Daily, JCP&L deposits TBC collections into a collection account maintained by the Trustee. In accordance with the Indenture, the Trustee allocates amounts in the collection account to general, reserve, overcollateralization and capital subaccounts. The general subaccount is used to make principal and interest payments on the Bonds and to pay expenses, fees and charges as specified in the Indenture. The Trustee is required to make the first payment on the Bonds on March 5, 2003. The reserve subaccount is maintained for the purpose of retaining any excess amount of TBC collections and investment earnings not released to the Company. The funding level of the overcollateralization subaccount is 0.5% of the initial principal balance of the Bonds, funded ratably over the life of the Bonds. If amounts available in the general, reserve or overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the capital subaccount. Upon issuance of the Bonds, an amount equal to 0.5% of the initial principal balance of the Bonds was deposited into the capital subaccount. Any amounts collateralizing Bonds will be refunded to JCP&L upon repayment of the Bonds.

        JCP&L began remitting TBC collections to the Trustee on July 15, 2002. At September 30, 2002, the following balances were reflected in the subaccounts maintained by the Trustee:

                                              Balance
                 Subaccount               (In Thousands)
                 ----------               --------------
                 General..................    $8,020
                 Reserve..................       --
                 Overcollateralization....       --
                 Capital..................     1,603
                                              ------
                  Total...................    $9,623
                                              ======


4 -   SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

        Under the servicing agreement between JCP&L and the Company, JCP&L, as Servicer, manages and administers the BTP of the Company and collects the TBC on behalf of the Company. The Company is required to pay an annual servicing fee to JCP&L equal to 0.125% of the initial principal balance of Bonds outstanding, or $400,000, of which the Company has accrued $117,000 during the three- and nine-month periods ended September 30, 2002. This servicing fee is being recovered by the Company through the TBC. The Company has also entered into an administration agreement with GPU Service, Inc., an affiliated company, pursuant to which GPU Service, Inc. is providing administrative services to the Company. During the three- and nine-month periods ended September 30, 2002, no expenses for administrative services were paid or accrued by the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Member of
JCP&L Transition Funding LLC:

We have reviewed the accompanying balance sheet of JCP&L Transition Funding LLC (a Delaware limited liability company and wholly owned subsidiary of Jersey Central Power & Light Company) as of September 30, 2002, and the related statements of operations and changes in member's equity and of cash flows for each of the three-month and nine-month periods ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of changes in member's equity and of cash flows for the year then ended (not presented herein), and in our report dated April 25, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Cleveland, Ohio
November 13, 2002

PART II.  OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

        Exhibit
        Number
        ------

         99.1 Certification letter from chief executive officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification letter from chief financial officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed since June 30, 2002.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, JCP&L Transition Funding LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 2002

                                             /s/Harvey L. Wagner
                                         -----------------------------
                                                Harvey L. Wagner
                                           Vice President, Controller
                                          and Chief Accounting Officer

                                  CERTIFICATION


I, Earl T. Carey, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of JCP&L Transition Funding LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant and/or the registrant's parent, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented  in   this  quarterly  report  our  conclusions  about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 13, 2002

                                            /s/ Earl T. Carey
                                          -----------------------
                                                Earl T. Carey
                                          Chief Executive Officer

                                  CERTIFICATION


I, Richard H. Marsh, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of JCP&L Transition Funding LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant and/or the registrant's parent, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented  in  this  quarterly   report  our  conclusions  about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 13, 2002

                                          /s/Richard H. Marsh
                                          -----------------------
                                             Richard H. Marsh
                                          Chief Financial Officer