Form 10-K
period 2002-12-31
JCP&L TRANSITION FUNDING LLC
filed 2003-03-26
CIK 1107914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
              GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND
        IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)
             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



Commission          Registrant; State of Incorporation;        I.R.S. Employer
File Number            Address; and Telephone Number          Identification No.
-----------        -------------------------------------      ------------------
333-31250          JCP&L TRANSITION FUNDING LLC                   75-2998870
                   (A Delaware Limited Liability Company)
                   103 Foulk Road, Suite 202
                   Wilmington, DE 19803-3742
                   Telephone (302) 691-6118


        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.


        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      --------


        The registrant is a wholly owned subsidiary of Jersey Central Power & Light Company. The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.


              Documents incorporated by reference: Not Applicable.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I

      Item 1.  Business ..................................................   1

      Item 2.  Properties.................................................   1

      Item 3.  Legal Proceedings..........................................   1

      Item 4.  Submission of Matters to a Vote of Security Holders........   1


Part II

      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters .......................................   2

      Item 6.  Selected Financial Data ...................................   2

      Item 7.  Management's Narrative Analysis of Results of Operations...   2

      Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk................................................   3

      Item 8.  Financial Statements and Supplementary Data................   3

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................  11


Part III

      Item 10. Directors and Executive Officers of the Registrant ........  11

      Item 11. Executive Compensation ....................................  11

      Item 12. Security Ownership of Certain Beneficial Owners
               and Management ............................................  11

      Item 13. Certain Relationships and Related Transactions ............  11

      Item 14. Controls and Procedures ...................................  11


Part IV

      Item 15. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K .......................................  12


Signatures and Certifications............................................. 13-15


Index to Exhibits

                                     PART I

                          JCP&L TRANSITION FUNDING LLC


ITEM 1.  BUSINESS

         JCP&L Transition Funding LLC (Company), a Delaware limited liability company, was formed on February 24, 2000. Effective February 19, 2002, the Company became a wholly owned subsidiary of Jersey Central Power & Light Company (JCP&L). JCP&L, a wholly owned electric utility operating subsidiary of FirstEnergy Corp., was formerly a wholly owned subsidiary of GPU, Inc., which merged with and into FirstEnergy Corp. on November 7, 2001.

         On June 11, 2002, the Company issued $320 million of Series 2002-A Transition Bonds (Bonds), in four classes, to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. The Class A-1 through Class A-4 Bonds have scheduled maturities ranging from 2007 through 2017, and final maturities ranging from 2009 through 2019. The Company used the proceeds of the issuance to pay expenses of the issuance and to purchase bondable transition property (BTP).

         The Company was organized for the sole purpose of purchasing and owning BTP, issuing transition bonds to fund the purchase of BTP, pledging its interest in BTP and other collateral to The Bank of New York, as trustee for the Bonds (Trustee), under an indenture between the Company and the Trustee (Indenture) to collateralize the transition bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right to charge, collect and receive, and be paid from collections of, a non-bypassable transition bond charge (TBC) from JCP&L's electric customers pursuant to a bondable stranded costs rate order (Financing Order). The Financing Order was issued on February 6, 2002 by the New Jersey Board of Public Utilities (NJBPU) in accordance with the Electric Discount and Energy Competition Act enacted by the State of New Jersey in February 1999. The Financing Order authorizes the TBC collections to be sufficient to recover the $320 million aggregate principal amount of the Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

        The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding. Both JCP&L and the Company have treated the transfer of BTP to the Company as a sale under applicable law, and the Bonds are being treated as debt obligations of the Company. For financial reporting, federal income tax and State of New Jersey income and corporate business tax purposes, the transfer of BTP to the Company is being treated as a financing arrangement and not as a sale. Under applicable law, the Bonds are recourse only to the Company and are not secured by the assets of JCP&L.

         The Company has no paid employees, and has entered into a servicing agreement with JCP&L (Servicing Agreement) which requires JCP&L, as Servicer, to manage and administer the BTP of the Company and to collect the TBC on behalf of the Company. JCP&L began remitting TBC collections to the trustee on July 15, 2002. The first quarterly payment of Bond principal, interest and related expenses was made on March 5, 2003.


ITEM 2.  PROPERTIES

         The Company has no physical property. The Company's primary asset is the BTP described above in Item 1.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted, as the Company meets the conditions set forth in General Instruction I(1) of Form 10-K.

                                     PART II

                          JCP&L TRANSITION FUNDING LLC


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established market for public trading of the Company's equity securities since all of the Company's equity interests are owned by JCP&L, as sole member.

         The Company may not make any payments, distributions or dividends to any member of the Company with respect to its equity interest in the Company except in accordance with the Indenture.

         The Bonds are not registered on any national securities exchange and are not traded on any established trading market.


ITEM 6.  SELECTED FINANCIAL DATA

         Omitted, as the Company meets the conditions set forth in General Instruction I(1) of Form 10-K.


ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         Certain information required under Item 7 has been omitted from this report as the Company meets the conditions set forth in General Instruction I(1) of Form 10-K. Instead, the Company has included in this Form 10-K a narrative analysis of its results of operations in accordance with General Instruction I(2)(a) of Form 10-K.

Forward-Looking Statements
--------------------------

         This Form 10-K includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to national or regional economic conditions; changes in market demand and prices for energy; legislative and regulatory developments; new technologies (including distributed generation); weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of third party suppliers; the payment patterns of customers, including the rate of delinquencies; and the outcomes of legal proceedings.

Background
----------

         In accordance with the Electric Discount and Energy Competition Act enacted by the State of New Jersey in February 1999, the NJBPU is authorized to issue "bondable stranded cost rate orders," approving, among other things, the issuance of transition bonds to recover bondable stranded costs and related expenses of an electric public utility. On February 6, 2002, JCP&L received a Financing Order from the NJBPU authorizing the issuance of $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station.

         In February 2000, the Company, a Delaware limited liability company, was organized for the sole purpose of purchasing and owning BTP and issuing transition bonds secured by the BTP. BTP represents the irrevocable right to charge, collect and receive, and be paid from collections of, a non-bypassable TBC from JCP&L's electric customers pursuant to a bondable stranded costs rate order. The Company became a wholly owned subsidiary of JCP&L in February 2002. The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding.

Issuance of Transition Bonds
----------------------------

         In June 2002, the Company acquired BTP from JCP&L and issued $320 million of Bonds, Series 2002-A, Class A-1 through Class A-4, with scheduled maturities ranging from 2007 through 2017, and final maturities ranging from 2009 through 2019. The Financing Order authorizes the TBC collections to be sufficient to recover the $320 million aggregate principal amount of the Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

         The Company has no paid employees. However, the Servicing Agreement requires JCP&L, as Servicer, to manage and administer the BTP of the Company and to collect the TBC on behalf of the Company. JCP&L began remitting TBC collections to the Trustee on July 15, 2002. The first quarterly payment of Bond principal, interest and related expenses was made on March 5, 2003.

Results of Operations
---------------------

         The Company did not have results of operations for the fiscal years ended December 31, 2001 and 2000.

Revenues

         The Company did not earn revenues prior to purchasing BTP and issuing the Bonds on June 11, 2002. Revenues of $23.6 million for the year ended December 31, 2002 relate to TBC revenues recognized during the year, which are being collected from JCP&L customers.

Expenses

         Expenses of $13.9 million for the year ended December 31, 2002 relate to amortization of BTP (which is based on TBC revenue collections). In addition, expenses of $9.5 million for the year represent accrued interest on the Bonds.


Liquidity
---------

         Substantially all of the Company's revenues are derived from the TBC, the collection of which was authorized by the NJBPU in the Financing Order, and which is currently being collected from JCP&L customers. The Company has risk exposure related to consumption forecasting by JCP&L and unanticipated delinquencies or write-offs of JCP&L customer receivables, all of which could result in insufficient TBC collections and thus insufficient funds available to make scheduled payments on the Bonds and provide other credit support. A potential shortfall or excess of TBC collections could occur because the TBC rate assessed to JCP&L's customers is based on these estimates of electricity consumption, customer delinquencies and write-offs. The NJBPU is required to make annual adjustments to the TBC upon petition by JCP&L, in its capacity as servicer on behalf of the Company, to provide sufficient revenues to make scheduled payments on the Bonds and provide other credit support. The Servicing Agreement requires that JCP&L make those petitions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to fluctuations in market interest rates because all of its debt, which is represented principally by the Bonds, has fixed interest rates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements and supplementary data (unaudited) required by this item are included below on pages 4 through 10.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Member of
JCP&L Transition Funding LLC:


In our opinion, the accompanying balance sheets and the related statements of operations and changes in member's equity and of cash flows present fairly, in all material respects, the financial position of JCP&L Transition Funding LLC (a Delaware limited liability company and wholly owned subsidiary of Jersey Central Power & Light Company) at December 31, 2002 and 2001, and the results of its operations and changes in member's equity and of its cash flows for each of the two years in the period ended December 31, 2002 and for the period from inception (February 24, 2000) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Cleveland, Ohio
February 28, 2003


                                           JCP&L TRANSITION FUNDING LLC

                             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY


                                                                                                        From
                                               For the Year Ended    |--For the Periods From--|       Inception,
                                                   December 31,    Nov. 7, 2001 -   Jan.1, 2001 -   Feb. 24, 2000 -
                                                      2002         Dec. 31, 2001    Nov. 6, 2001    Dec. 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                        (In Thousands)

REVENUES:
   Transition bond charge revenues...............   $ 23,583         $      --  |     $      --        $      --
   Interest income...............................         47                --  |            --               --
                                                    --------         ---------  |     ---------        ---------
                                                                                |
      Total Revenues.............................     23,630                --  |            --               --
                                                    --------         ---------  |     ---------        ---------
                                                                                |
                                                                                |
EXPENSES:                                                                       |
   Amortization of bondable transition property..     13,870                --  |            --               --
   Interest expense..............................      9,532                --  |            --               --
   Servicing and administrative expenses.........        217                --  |            --               --
                                                    --------         ---------  |     ---------       ----------
                                                                                |
      Total Expenses.............................     23,619                --  |            --               --
                                                    --------         ---------  |     ---------       ----------
                                                                                |
OPERATING INCOME.................................         11                --  |            --               --
                                                    --------         ---------  |     ---------       ----------
                                                                                |
Income tax expense...............................          4                --  |            --               --
                                                    --------         ---------  |     ---------       ----------
                                                                                |
NET INCOME.......................................   $      7         $      --  |     $      --       $      --
                                                    ========         =========  |     =========       ==========
                                                                                |
                                                                                |
Member's equity, beginning of period.............   $      1         $       1  |     $       1       $       --
                                                                                |
Net income.......................................          7                --  |            --               --
                                                                                |
Capital contributed by member....................      1,600                --  |            --                1
                                                    --------         ---------  |     ---------       ----------
                                                                                |
Member's equity, end of period...................   $  1,608         $       1  |     $       1       $        1
                                                    ========         =========  |     =========       ==========


              The accompanying Notes to Financial Statements are an integral part of these statements.


                                                         5


                          JCP&L TRANSITION FUNDING LLC

                                 BALANCE SHEETS



As of December 31,                                         2002          2001
------------------------------------------------------------------------------
                                                             (In Thousands)
                      ASSETS
                      ------

CURRENT ASSETS:
   Cash and cash equivalents........................     $      1       $    1
   Restricted funds held by Trustee.................       19,750           --
   Transition bond charge receivable from Servicer..        5,538           --
                                                         --------       ------
                                                           25,289            1
                                                         --------       ------

OTHER ASSETS:
   Bondable transition property.....................      306,130           --
   Deferred financing costs.........................           --        1,581
                                                         --------       ------
                                                          306,130        1,581
                                                         --------       ------


                                                         $331,419       $1,582
                                                         ========       ======


          LIABILITIES AND MEMBER'S EQUITY
          -------------------------------

CURRENT LIABILITIES:
   Currently payable long-term debt.................     $ 23,799       $   --
   Taxes accrued....................................            4           --
   Interest accrued.................................        9,532           --
   Payable to JCP&L.................................          217        1,581
                                                         --------       ------
                                                           33,552        1,581
                                                         --------       ------

CAPITALIZATION:
   Member's equity..................................        1,608            1
   Long-term debt...................................      296,259           --
                                                         --------       ------
                                                          297,867            1
                                                         --------       ------


                                                         $331,419       $1,582
                                                         ========       ======


         The accompanying Notes to Financial Statements are an integral part of these balance sheets.



                                            JCP&L TRANSITION FUNDING LLC

                                              STATEMENTS OF CASH FLOWS

                                                                                                             From
                                                    For the Year Ended    |--For the Periods From--|       Inception,
                                                        December 31,    Nov. 7, 2001 -   Jan.1, 2001 -   Feb. 24, 2000 -
                                                           2002         Dec. 31, 2001    Nov. 6, 2001    Dec. 31, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                               (In Thousands)

Cash Flows from Operating Activities:
Net income.............................................  $      7        $      --    |    $      --       $      --
   Adjustments to reconcile net income to net cash.....                               |
     from operating activities -                                                      |
    Amortization of bondable transition property.......    13,870               --    |           --              --
    Transition bond charge receivable from Servicer....    (5,538)              --    |           --              --
    Accrued Interest...................................     9,532               --    |           --              --
    Other..............................................       232               --    |           --              --
                                                         --------        ---------    |    ---------       ---------
                                                                                      |
Net cash provided from operating activities............    18,103               --    |           --              --
                                                         --------        ---------    |    ---------       ---------
                                                                                      |
                                                                                      |
Cash Flows from Financing Activities:                                                 |
   New Financing -                                                                    |
    Proceeds from issuance of transition bonds.........   318,106               --    |           --              --
    Capital contributed by member......................     1,600               --    |           --               1
                                                         --------        ---------    |    ---------       ---------
                                                                                      |
Net cash provided from financing activities............   319,706               --    |           --               1
                                                         --------        ---------    |    ---------       ---------
                                                                                      |
                                                                                      |
Cash Flows from Investing Activities:                                                 |
    Deposit of restricted funds with Trustee...........   (19,703)              --    |           --              --
    Purchase of bondable transition property...........  (318,106)              --    |           --              --
                                                         --------        ---------    |    ---------       ---------
                                                                                      |
Net cash provided from (used for) investing activities.  (337,809)              --    |           --              --
                                                         --------        ---------    |    ---------       ---------
                                                                                      |
                                                                                      |
Net change in cash and cash equivalents................        --               --    |           --               1
Cash and cash equivalents at beginning of period.......         1                1    |            1               -
                                                         --------        ---------    |    ---------       ---------
                                                                                      |
Cash and cash equivalents at end of period.............  $      1        $       1    |    $       1       $       1
                                                         ========        =========    |    =========       =========
                                                                                      |
                                                                                      |
Supplemental Cash Flows Information:                                                  |
Cash Paid During the Period -                                                         |
   Interest............................................  $     --        $      --    |    $      --       $      --
                                                         ========        =========    |    =========       =========


              The accompanying Notes to Financial Statements are an integral part of these statements.



                          JCP&L TRANSITION FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS



1 - NATURE OF OPERATIONS

         JCP&L Transition Funding LLC (Company), a Delaware limited liability company, was formed on February 24, 2000. Effective February 19, 2002, the Company became a wholly owned subsidiary of Jersey Central Power & Light Company (JCP&L). JCP&L, a wholly owned electric utility operating subsidiary of FirstEnergy Corp., was formerly a wholly owned subsidiary of GPU, Inc., which merged with and into FirstEnergy Corp. on November 7, 2001. Accordingly, the post-merger and pre-merger period financial results presented in this report are separated by a heavy black line.

         On June 11, 2002, the Company issued $320 million of Series 2002-A Transition Bonds (Bonds), in four classes, to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. See Note 3 for additional information.

         The Company was organized for the sole purpose of purchasing and owning bondable transition property (BTP), issuing transition bonds to fund the purchase of BTP, pledging its interest in BTP and other collateral to The Bank of New York, as trustee for the Bonds (Trustee), under an indenture between the Company and the Trustee (Indenture) to collateralize the transition bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right to charge, collect and receive, and be paid from collections of, a non-bypassable transition bond charge (TBC) from JCP&L's electric customers pursuant to a bondable stranded costs rate order (Financing Order). The Financing Order was issued on February 6, 2002 by the New Jersey Board of Public Utilities (NJBPU) in accordance with the Electric Discount and Energy Competition Act enacted by the State of New Jersey in February 1999. The Financing Order authorizes the TBC collections to be sufficient to recover the $320 million aggregate principal amount of the Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

         The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding. Both JCP&L and the Company have treated the transfer of BTP to the Company as a sale under applicable law, and the Bonds are being treated as debt obligations of the Company. For financial reporting, federal income tax and State of New Jersey income and corporate business tax purposes, the transfer of BTP to the Company is being treated as a financing arrangement and not as a sale. Under applicable law, the Bonds are recourse only to the Company and are not secured by the assets of JCP&L.


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements include all adjustments that the Company considers necessary for a fair presentation of its financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Revenues

         Substantially all of the Company's revenues are derived from the TBC, the collection of which was authorized by the NJBPU in the Financing Order, and which is currently being collected from JCP&L customers. The Company also accrues unbilled TBC revenues for electric service provided by JCP&L through the end of the accounting period. In addition, the Company records investment income on amounts on deposit with the Trustee; however, only earnings on the member's capital subaccount are recorded in income, as earnings on the other subaccounts must be credited to JCP&L customers pursuant to the Financing Order.

Cash and Cash Equivalents

         All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Balance Sheet at cost, which approximates their fair market value. Cash and cash equivalents do not include restricted funds deposited with the Trustee.

Restricted Funds

         Amounts  on  deposit  with  the  Trustee   consist  of  cash  and  cash
equivalents  and are classified as restricted  funds on the Balance  Sheet.  See
Note 3 for additional information.

Amortization of Bondable Transition Property

         The BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenues, interest accruals and other fees. The BTP is solely the property of the Company.

         Prior to the issuance of the Bonds, certain costs associated with their sale were paid by JCP&L and deferred on the Company's Balance Sheet. Upon issuance of the Bonds, the Company reimbursed JCP&L for these costs, and the costs are being amortized as part of the BTP.

Income Taxes

         The Company is a single member limited liability company which is treated as a disregarded entity for federal and state income tax purposes. Accordingly, the Company's results are included in the tax returns of JCP&L. However, the provision or liability for income taxes related to the Company's operations are included in the Company's financial statements.


3 - BONDS

         In June 2002, the Company issued $320 million of Bonds, consisting of four classes. The Company used the net proceeds from the sale of the Bonds to fund the purchase of BTP from JCP&L. The Bonds are collateralized on a pro-rata basis by the BTP and the equity and assets of the Company.

         Scheduled maturity and interest rates for the Bonds at December 31, 2002 are as follows:

                                            Expected Final       Legal Final
Class    Interest Rate   Principal Amount   Payment Date        Maturity Date
-----    -------------   ----------------   --------------      -------------
                          (In Thousands)
 A-1...     4.19%            $ 91,111      December 5, 2007    December 5, 2009
 A-2...     5.39%              52,297      September 5, 2010   September 5, 2012
 A-3...     5.81%              77,075      December 5, 2013    December 5, 2015
 A-4...     6.16%              99,517      June 5, 2017        June 5, 2019
                             --------
                              320,000
   Current maturities:
     -- Class A-1 bonds       (23,799)
   Refundable bond collateral      58
                             --------
   Long-term debt            $296,259
                             ========

         The expected final payment date for each class of the Bonds is the date on which there is expected to be no further outstanding principal balance for that class, based upon an expected amortization schedule for that class. The Company has made certain assumptions in establishing these amortization schedules, including, among other things, that all TBC collections are received in accordance with JCP&L's forecasts. There can be no assurance that the principal balance of any class of the Bonds will be reduced at the rates indicated in these amortization schedules. The legal final maturity date for each class of the Bonds is the date on which the Company is required to pay any outstanding principal balance for that class. The Bonds will not be in default if principal is not paid in accordance with the expected amortization schedules; however, a default will occur if the entire outstanding balance of any class is not paid on or before the final maturity date of that class.

         The source for repayment of the Bonds is the TBC authorized pursuant to the Financing Order, which is being collected from JCP&L customers by JCP&L, as Servicer. JCP&L deposits TBC collections daily into a collection account maintained  by the  Trustee.  In  accordance  with the  Indenture,  the  Trustee allocates amounts in the collection account to general, reserve, overcollateralization and capital subaccounts. The general subaccount is used to make principal and interest payments on the Bonds and to pay expenses, fees and charges as specified in the Indenture. The Trustee is required to make the first payment on the Bonds on March 5, 2003. The reserve subaccount is maintained for the purpose of retaining any excess amount of TBC collections and investment earnings not released to the Company. The overcollateralization subaccount is held by the Trustee as a credit enhancement to fund payments in the event of a collection shortfall, and the funding level of the overcollateralization subaccount is 0.5% of the initial principal balance of the Bonds, funded ratably over the life of the Bonds. If amounts available in the general, reserve or overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the capital subaccount. Upon issuance of the Bonds, an amount equal to 0.5% of the initial principal balance of the Bonds was deposited into the capital subaccount. Any amounts collateralizing the Bonds that remain upon repayment of all the Bonds will be refunded to JCP&L's customers.

         JCP&L began remitting TBC collections to the Trustee on July 15, 2002. At December 31, 2002, the following balances were reflected in the subaccounts maintained by the Trustee:

                                               Balance
                    Subaccount              (In Thousands)
                    ----------              --------------
                    General.............        $18,139
                    Reserve.............           --
                    Overcollateralization          --
                    Capital.............          1,611
                                                -------
                      Total.............        $19,750
                                                =======


4 - SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

         Under the Servicing Agreement between JCP&L and the Company, JCP&L, as Servicer, manages and administers the BTP of the Company and collects the TBC on behalf of the Company. The Company is required to pay an annual servicing fee to JCP&L equal to 0.125% of the initial principal balance of the Bonds outstanding, or $400,000, of which the Company accrued $216,666 in 2002. This servicing fee is being recovered by the Company through the TBC. The Company has also entered into an administration agreement with GPU Service, Inc., an affiliated company, pursuant to which GPU Service, Inc. provides administrative services to the Company. In 2002, no expenses for administrative services were paid or accrued by the Company.

                                     PART II
                                   (Continued)

                          JCP&L TRANSITION FUNDING LLC


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

                          JCP&L TRANSITION FUNDING LLC


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted, as the Company meets the conditions set forth in General Instruction I(1) of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Omitted, as the Company meets the conditions set forth in General Instruction I(1) of Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Omitted, as the Company meets the conditions set forth in General Instruction I(1) of Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted, as the Company meets the conditions set forth in General Instruction I(1) of Form 10-K.


ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         The Company's chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (Evaluation
Date). Based on that evaluation those officers have concluded that the Company's disclosure controls and procedures are effective and were designed to bring to their attention, during the period in which this annual report was being prepared, material information relating to the Company by others within the Company and/or the Company's parent, JCP&L.

         (b) Changes in Internal Controls

         There have been no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                     PART IV

                          JCP&L TRANSITION FUNDING LLC


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

             (1)  Financial Statements:

               -- Report of Independent Accountants, on page 4.

               -- Statements of Operations and Changes in Member's Equity, on
                  page 5.

               -- Balance Sheets, on page 6.

               -- Statements of Cash Flows, on page 7.

               -- Notes to Financial Statements, on pages 8 through 10.


             (2)  Financial Statement Schedules:

                  None.


             (3)  Exhibits:

                  See Index to Exhibits which follows page 15 of this report.


         (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed since September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              JCP&L TRANSITION FUNDING LLC



                                                  /s/ Earl T. Carey
                                              ----------------------------------
                                                      Earl T. Carey
                                                        President
                                                (Principal Executive Officer)

March 26, 2003



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following duly authorized persons on behalf of the registrant and in the capacities and on the date indicated:



                                             /s/ Richard H. Marsh
                                           ------------------------------------
                                                 Richard H. Marsh
                                                 Senior Vice President and Chief
                                                 Financial Officer and Manager
                                                 (Principal Financial Officer)



                                             /s/ Harvey L. Wagner
                                           ------------------------------------
                                                 Harvey L. Wagner
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)



                                             /s/ Anthony J. Alexander
                                           ------------------------------------
                                                 Anthony J. Alexander
                                                 Manager



                                             /s/ H. Peter Burg
                                           ------------------------------------
                                                 H. Peter Burg
                                                 Manager



                                             /s/ Pamela A. Jasinski
                                           ------------------------------------
                                                 Pamela A. Jasinski
                                                 Manager



                                             /s/ Mary S. Stawikey
                                           ------------------------------------
                                                 Mary S. Stawikey
                                                 Manager

March 26, 2003

                                  CERTIFICATION



I, Earl T. Carey, certify that:


         1. I have reviewed this annual report on Form 10-K of JCP&L Transition Funding LLC;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such  disclosure  controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant and/or the registrant's parent, particularly during the period in which this annual report is being prepared;

            b) evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented  in  this  annual  report  our  conclusions  about  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  March 24, 2003

                                                    /s/Earl T. Carey
                                                 ------------------------
                                                       Earl T. Carey
                                                 Chief Executive Officer

                                  CERTIFICATION



I, Richard H. Marsh, certify that:


      1. I have reviewed this annual report on Form 10-K of JCP&L Transition Funding LLC;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant and/or the registrant's parent, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented  in  this  annual  report  our  conclusions   abou t  the
             effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and thet audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  March 24, 2003

                                                   /s/Richard H. Marsh
                                                 --------------------------
                                                      Richard H. Marsh
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


         The following Exhibits indicated by an asterisk are filed herewith. The remaining Exhibits have previously been filed with the Securities and Exchange Commission and, pursuant to Rule 12(b)-32, are incorporated herein by reference.


Exhibit
Number    Description
-------   -----------

3.1 Certificate of Formation of JCP&L Transition Funding LLC (Form S-3/A, dated March 19, 2002, Exhibit 3.2.A).

3.2 Amended and Restated Limited Liability Company Agreement of JCP&L Transition Funding LLC dated as of June 11, 2002 (Form 8-K, dated June 13, 2002, Exhibit 3.2.B).

4.1 Indenture dated as of June 11, 2002 between JCP&L Transition Funding LLC and The Bank of New York (Form 8-K ,dated June 13, 2002, Exhibit 4.1.A).

4.2 Series Supplement dated as of June 11, 2002 between JCP&L Transition Funding LLC and The Bank of New York (Form 8-K, dated June 13, 2002,
          Exhibit 4.1.B).

10.1 Bondable Transition Property Sale Agreement between JCP&L Transition Funding LLC and Jersey Central Power & Light Company dated as of June 11, 2002 (Form 8-K, dated June 13, 2002, Exhibit 10.1.A).

10.2      Bondable   Transition   Property  Servicing  Agreement  between  JCP&L
          Transition Funding LLC and Jersey Central Power & Light Company dated as of June 11, 2002 (Form 8-K, dated June 13, 2002, Exhibit 10.1.B).

10.3 Administration Agreement between JCP&L Transition Funding LLC and GPU Energy, Inc. dated as of June 11, 2002 (Form 8-K, dated June 13, 2002,
          Exhibit 10.1.C).

10.4 Financing Order of the NJBPU issued February 6, 2002 (Form S-3/A, dated March 19, 2002, Exhibit 10.1.D).

99.1 * Certification letter from chief executive officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 * Certification letter from chief financial officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.