Form 10-Q
period 2003-03-31
JCP&L TRANSITION FUNDING LLC
filed 2003-05-12
CIK 1107914

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

                  For the quarterly period ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                                --------     --------

Commission         Registrant; State of Incorporation;         I.R.S. Employer
File Number          Address; and Telephone Number            Identification No.
----------       --------------------------------------       ------------------
333-31250        JCP&L TRANSITION FUNDING LLC                    75-2998870
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

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I.   Financial Information


            Management's Narrative Analysis of Results of Operations.....   1-2


            Controls and Procedures......................................    2


            Financial Statements
              Statements of Operations and Changes in Member's Equity....    3
              Balance Sheets.............................................    4
              Statements of Cash Flows...................................    5
              Notes to Financial Statements..............................   6-8
              Report of Independent Accountants..........................    9


Part II.  Other Information..............................................   10


            Signature and Certifications.................................  11-13

PART I.  FINANCIAL INFORMATION
------------------------------


                          JCP&L TRANSITION FUNDING LLC

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS


Background
----------

     In accordance with the Electric Discount and Energy Competition Act enacted by the State of New Jersey in February 1999, the New Jersey Board of Public Utilities (NJBPU) is authorized to issue "bondable stranded cost rate orders," approving, among other things, the issuance of transition bonds to recover bondable stranded costs and related expenses of an electric public utility. On February 6, 2002, Jersey Central Power & Light Company (JCP&L) received a bondable stranded costs rate order (Financing Order) from the NJBPU authorizing the issuance of $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station.

     In February 2000, JCP&L Transition Funding LLC (Company), a Delaware limited liability company and wholly owned subsidiary of JCP&L, was organized for the sole purpose of purchasing and owning bondable transition property (BTP) and issuing transition bonds secured by the BTP. BTP represents the irrevocable right to charge, collect and receive, and be paid from collections of, a non-bypassable transition bond charge (TBC) from JCP&L's electric customers pursuant to a bondable stranded costs rate order. The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding.


Issuance of Transition Bonds
----------------------------

     In June 2002, the Company acquired BTP from JCP&L and issued $320 million of Series 2002-A Transition Bonds (Bonds), Class A-1 through Class A-4, with scheduled maturities ranging from 2007 through 2017, and final maturities ranging from 2009 through 2019. The Financing Order authorizes the TBC collections to be sufficient to recover the $320 million aggregate principal amount of the Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

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


Results of Operations
---------------------

     The Company did not have results of operations for the three-month period ended March 31, 2002.

Revenues

     The Company did not earn revenues prior to purchasing BTP and issuing the Bonds on June 11, 2002. Revenues of $9.4 million for the three-month period ended March 31, 2003 relate to TBC revenues recognized during the period, which are being collected from JCP&L customers.

Expenses

     Expenses of $4.8 million for the three-month period ended March 31, 2003 relate to amortization of BTP (which is based on TBC revenue collections). In addition, expenses of $4.5 million for the period represent accrued interest on the Bonds.

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

                          JCP&L TRANSITION FUNDING LLC


             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   (Unaudited)


                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                            2003         2002
                                                            ----         ----

                                                             (In Thousands)
REVENUES:
     Transition bond charge revenues....................   $9,403       $  --
     Interest income....................................       54          --
                                                           ------       -----

         Total Revenues.................................    9,457          --
                                                           ------       -----


EXPENSES:
     Amortization of bondable transition property.......    4,837          --
     Interest expense...................................    4,515          --
     Servicing and administrative expenses..............      100          --
                                                           ------       -----

         Total Expenses.................................    9,452          --
                                                           ------       -----

OPERATING INCOME........................................        5          --
                                                           ------       -----

Income tax expense......................................        2          --
                                                           ------       -----

NET INCOME..............................................   $    3       $  --
                                                           ======       =====



Member's equity, beginning of period....................   $1,608       $   1

Net income..............................................        3          --

Capital contributed by member...........................       --          --
                                                           ------       -----

Member's equity, end of period..........................   $1,611       $   1
                                                           ======       =====


                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                          JCP&L TRANSITION FUNDING LLC


                                 BALANCE SHEETS


                                                         March 31,  December 31,
                                                           2003         2002
                                                        ----------  -----------
                                                       (Unaudited)

                                                             (In Thousands)
                           ASSETS
                           ------

CURRENT ASSETS:
  Cash and cash equivalents...........................  $      1      $       1
  Restricted funds held by Trustee....................     5,583         19,750
  Transition bond charge receivable from Servicer.....     6,153          5,538
                                                        --------      ---------
                                                          11,737         25,289
                                                        --------      ---------

OTHER ASSETS:
  Bondable transition property........................   301,292        306,130
                                                        --------      ---------


                                                        $313,029       $331,419
                                                        ========       ========



          LIABILITIES AND MEMBER'S EQUITY
          -------------------------------

CURRENT LIABILITIES:
  Currently payable long-term debt....................  $ 16,984       $ 23,799
  Accrued taxes.......................................         5              4
  Accrued interest....................................     1,402          9,532
  Payable to JCP&L....................................        17            217
                                                        --------       --------
                                                          18,408         33,552
                                                        --------       --------

CAPITALIZATION:
  Member's equity.....................................     1,611          1,608
  Long-term debt......................................   293,010        296,259
                                                        --------       --------
                                                         294,621        297,867
                                                        --------       --------


                                                        $313,029       $331,419
                                                        ========       ========


                 The accompanying Notes to Financial Statements
                  are an integral part of these balance sheets.

                          JCP&L TRANSITION FUNDING LLC


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Three Months
                                                              Ended March 31,
                                                             ----------------
                                                             2003        2002
                                                             ----        ----

                                                              (In Thousands)

Cash Flows from Operating Activities:
Net income..............................................   $      3     $  --
   Adjustments to reconcile net income to net cash
         from operating activities -
     Amortization of bondable transition property.......      4,837        --
     Restricted funds held by Trustee...................     14,168        --
     Transition bond charge receivable from Servicer....       (615)       --
     Accrued interest...................................     (8,131)       --
     Other..............................................       (172)       --
                                                           --------     -----

Net cash provided from operating activities ............     10,090        --
                                                           --------     -----


Cash Flows from Financing Activities:
     Long-term debt repayments .........................    (10,090)       --
                                                           --------     -----

Net cash used for financing activities .................    (10,090)       --
                                                           --------     -----


Net change in cash and cash equivalents.................         --        --
Cash and cash equivalents at beginning of period........          1         1
                                                           --------     -----
Cash and cash equivalents at end of period..............   $      1     $   1
                                                           ========     =====


Supplemental Cash Flows Information:
Cash Paid During the Period -
    Interest............................................   $ 12,646     $  --
                                                           ========     =====


                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                          JCP&L TRANSITION FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1 -  NATURE OF OPERATIONS

     JCP&L Transition Funding LLC, a Delaware limited liability company, was formed on February 24, 2000. The Company is a wholly owned subsidiary of JCP&L. JCP&L, a wholly owned electric utility operating subsidiary of FirstEnergy Corp., was formerly a wholly owned subsidiary of GPU, Inc., which merged with and into FirstEnergy Corp. on November 7, 2001.

     On June 11, 2002, the Company issued $320 million of Bonds, in four classes, to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. See Note 3 for additional information.

     The Company was organized for the sole purpose of purchasing and owning BTP, issuing transition bonds to fund the purchase of BTP, pledging its interest in BTP and other collateral to the Trustee under an indenture between the Company and the Trustee (Indenture) to collateralize the transition bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right to charge, collect and receive, and be paid from collections of, a non-bypassable TBC from JCP&L's electric customers pursuant to the Financing Order. The Financing Order was issued on February 6, 2002 by the NJBPU in accordance with the Electric Discount and Energy Competition Act enacted by the State of New Jersey in February 1999. The Financing Order authorizes the TBC collections to be sufficient to recover the $320 million aggregate principal amount of the Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

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

2 -  FINANCIAL STATEMENTS

     The accompanying interim financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation of its financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2002 balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain information in these unaudited footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Scheduled maturity and interest rates for the Bonds at March 31, 2003 are as follows:

                                                           Expected Final         Legal Final
     Class        Interest Rate       Principal Amount      Payment Date         Maturity Date
     -----        -------------       ----------------      --------------       -------------
                                      (In Thousands)
      A-1.....       4.19%               $   91,111       December 5, 2007      December 5, 2009
      A-2.....       5.39%                   52,297       September 5, 2010     September 5, 2012
      A-3.....       5.81%                   77,075       December 5, 2013      December 5, 2015
      A-4.....       6.16%                   99,517       June 5, 2017          June 5, 2019
                                         ----------
                                            320,000
         Principal payments to date:
             -- Class A-1 bonds             (10,090)
         Current maturities:
             -- Class A-1 bonds             (16,984)
         Refundable bond collateral              84
                                         ----------
         Long-term debt                  $  293,010
                                         ==========

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

     The source for repayment of the Bonds is the TBC authorized pursuant to the Financing Order, which is being collected from JCP&L customers by JCP&L, as Servicer. JCP&L deposits TBC collections daily into a collection account maintained  by the  Trustee.  In  accordance  with the  Indenture,  the  Trustee allocates amounts in the collection account to general, reserve, overcollateralization and capital subaccounts. The general subaccount is used to make principal and interest payments on the Bonds and to pay expenses, fees and charges as specified in the Indenture. The Trustee made the first quarterly payment on the Bonds on March 5, 2003. The reserve subaccount is maintained for the purpose of retaining any excess amount of TBC collections and investment earnings not released to the Company. The overcollateralization subaccount is held by the Trustee as a credit enhancement to fund payments in the event of a collection shortfall, and the funding level of the overcollateralization subaccount is 0.5% of the initial principal balance of the Bonds, funded ratably over the life of the Bonds. If amounts available in the general, reserve or overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the capital subaccount. Upon issuance of the Bonds, an amount equal to 0.5% of the initial principal balance of the Bonds was deposited into the capital subaccount. Any amounts collateralizing the Bonds that remain upon repayment of all the Bonds will be refunded to JCP&L's customers.

     JCP&L began remitting TBC collections to the Trustee on July 15, 2002. As of March 31, 2003, the following balances were reflected in the subaccounts maintained by the Trustee:

                                                   Balance
                 Subaccount                    (In Thousands)
                 ----------                    --------------
                 General.................          $ 2,805
                 Reserve.................            1,098
                 Overcollateralization...               80
                 Capital.................            1,600
                                                   -------
                   Total.................          $ 5,583
                                                   =======

4 -  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under the Servicing Agreement between JCP&L and the Company, JCP&L, as Servicer, manages and administers the BTP of the Company and collects the TBC on behalf of the Company. The Company is required to pay an annual servicing fee to JCP&L equal to 0.125% of the initial principal balance of the Bonds outstanding, or $400,000, of which the Company accrued $100,000 during the three-month period ended March 31, 2003. This servicing fee is being recovered by the Company through the TBC. The Company has also entered into an administration agreement with GPU Service, Inc., an affiliated company, pursuant to which GPU Service, Inc. provides administrative services to the Company. During the three-month period ended March 31, 2003, no expenses for administrative services were paid or accrued by the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Member of
JCP&L Transition Funding LLC:

We have reviewed the accompanying balance sheet of JCP&L Transition Funding LLC as of March 31, 2003, and the related statements of operations and changes in member's equity and of cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of operations and changes in member's equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2003 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Cleveland, Ohio
May 9, 2003

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


           (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed since December 31, 2002.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, JCP&L Transition Funding LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 12, 2003

                                             /s/ Harvey L. Wagner
                                         ------------------------------
                                                 Harvey L. Wagner
                                          Vice President and Controller
                                         (Principal Accounting Officer)

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


      Date:  May 9, 2003

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


      Date:  May 9, 2003

                                                   /s/Richard H. Marsh
                                                --------------------------
                                                      Richard H. Marsh
                                                   Chief Financial Officer