Form 10-Q
period 2003-06-30
JCP&L TRANSITION FUNDING LLC
filed 2003-08-18
CIK 1107914

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

                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ---------

Commission       Registrant; State of Incorporation;           I.R.S. Employer
File Number        Address; and Telephone Number              Identification No.
-----------      ------------------------------------         ------------------
333-31250        JCP&L TRANSITION FUNDING LLC                    75-2998870
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


          This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to national or regional economic conditions; changes in market demand and prices for energy; legislative and regulatory developments; new technologies (including distributed generation); weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of third party suppliers; the payment patterns of customers, including the rate of delinquencies; and the outcome of legal proceedings.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Part I.   Financial Information


            Management's Narrative Analysis of Results of Operations.....  1-2


            Controls and Procedures......................................   2


            Financial Statements
              Statements of Operations and Changes in Member's Equity....   3
              Balance Sheets.............................................   4
              Statements of Cash Flows...................................   5
              Notes to Financial Statements..............................  6-7
              Report of Independent Auditors.............................   8


Part II.  Other Information..............................................   9


            Signature and Certifications................................. 10-13

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

          In February 2000, JCP&L Transition Funding LLC (Company), a Delaware limited liability company and wholly owned subsidiary of Jersey Central Power & Light Company (JCP&L), was organized for the sole purpose of purchasing and owning bondable transition property (BTP) and issuing transition bonds secured by the BTP. BTP represents the irrevocable right to charge, collect and receive, and be paid from collections of, a non-bypassable transition bond charge (TBC) from JCP&L's electric customers pursuant to a bondable stranded costs rate order. The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding.

          On February 6, 2002, JCP&L received a bondable stranded costs rate order (Financing Order) from the NJBPU authorizing the issuance of $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station.

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

Results of Operations
---------------------

The Company did not have results of operations for the five-month period ended May 31, 2002.

       Revenues

           The Company did not earn revenues prior to purchasing BTP and issuing the Bonds on June 11, 2002. Revenues increased to $18.4 million for the six-month period ended June 30, 2003, compared to $2.1 million for the same period in 2002, which relate to TBC revenues recognized during the period that are being collected from JCP&L customers.

       Expenses

          Amortization expense increased to $9.6 million for the six-month period ended June 30, 2003, compared to $1.2 million for the same period in 2002, which relate to amortization of BTP (which is based on TBC revenue collections). In addition, interest expense increased to $8.7 million for the period in 2003 compared to $0.9 million in 2002, which represent accrued interest on the Bonds.

Liquidity
---------

          Substantially all of the Company's revenues are derived from the TBC, the collection of which was authorized by the NJBPU in the Financing Order, and which is currently being collected from JCP&L customers. The Company has risk exposure related to consumption forecasting by JCP&L and unanticipated delinquencies or write-offs of JCP&L customer receivables, all of which could result in insufficient TBC collections and thus insufficient funds available to make scheduled payments on the Bonds and provide other credit support. A potential shortfall or excess of TBC collections could occur because the TBC rate assessed to JCP&L's customers is based on estimates of electricity consumption, customer delinquencies and write-offs. The NJBPU is required to make annual adjustments to the TBC upon petition by JCP&L, in its capacity as Servicer on behalf of the Company, to provide sufficient revenues to make scheduled payments on the Bonds and provide other credit support. The Servicing Agreement requires that JCP&L make those petitions.


                             CONTROLS AND PROCEDURES


(a)  Evaluation of Disclosure Controls and Procedures

          The Company's chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report. Based on that evaluation those officers have concluded that the Company's disclosure controls and procedures are effective and were designed to bring to their attention, during the period in which this quarterly report was being prepared, material information relating to the Company by others within the Company and/or the Company's parent, JCP&L.

(b)  Changes in Internal Controls

          Effective June 1, 2003, the registrant implemented a new Enterprise Resource Planning (ERP) system. While the associated business process changes transform the internal control structure, management believes adequate controls have been properly integrated into the reengineered ERP-enabled processes and that internal controls will be enhanced.



                          JCP&L TRANSITION FUNDING LLC


             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   (Unaudited)


                                                                  Three Months                 Six Months
                                                                   Ended June 30,             Ended June 30,
                                                               ------------------            -----------------
                                                               2003          2002            2003         2002
                                                               ----          ----            ----         ----
                                                                                (In Thousands)
REVENUES:
     Transition bond charge revenues...................        $8,999       $2,067          $18,402      $2,067
     Interest income...................................            19           --               73          --
                                                               ------       ------          -------      ------

         Total Revenues................................         9,018        2,067           18,475       2,067
                                                               ------       ------          -------      ------


EXPENSES:
     Amortization of bondable transition property......         4,721        1,157            9,558       1,157
     Interest expense..................................         4,189          910            8,704         910
     Administrative and general expenses...............           105           --              205          --
                                                               -------      ------          -------      ------

         Total Expenses................................         9,015        2,067           18,467       2,067
                                                               ------       ------          -------      ------

OPERATING INCOME.......................................             3           --                8          --
                                                               ------       ------          -------      ------

Income tax expense.....................................             1           --                3          --
                                                               -------      ------          -------      ------

NET INCOME.............................................        $    2       $   --          $     5      $   --
                                                               ======       ======          =======      ======


Member's equity, beginning of period...................        $1,611       $    1          $ 1,608      $    1

Net Income.............................................             2           --                5          --

Capital contributed by member..........................            --        1,600               --       1,600
                                                               ------       ------          -------      ------

Member's equity, end of period.........................        $1,613       $1,601           $1,613      $1,601
                                                               ======       ======           ======      ======

The accompanying Notes to Financial Statements are an integral part of these statements.

                                       3

                          JCP&L TRANSITION FUNDING LLC


                                 BALANCE SHEETS


                                                         June 30,   December 31,
                                                           2003        2002
                                                       -----------  ------------
                                                       (Unaudited)
                                                            (In Thousands)
                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................  $        1     $       1
   Restricted funds held by Trustee..................       5,460        19,750
   Transition bond charge receivable from Servicer...      41,799        23,127
                                                       ----------     ---------
                                                           47,260        42,878
                                                       ----------     ---------

OTHER ASSETS:
   Bondable transition property......................     296,573       306,130
                                                       ----------     ---------


                                                       $  343,833     $ 349,008
                                                       ==========     =========



             LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Currently payable long-term debt..................  $   15,526     $  23,799
   Accrued taxes.....................................           6             4
   Accrued interest..................................       1,385         9,532
   Payable to parent company.........................      35,743        17,806
                                                       ----------     ---------
                                                           52,660        51,141
                                                       ----------     ---------

CAPITALIZATION:
   Member's equity...................................       1,613         1,608
   Long-term debt....................................     289,560       296,259
                                                       ----------     ---------
                                                          291,173       297,867
                                                       ----------     ---------


                                                       $  343,833     $ 349,008
                                                       ==========     =========


The accompanying Notes to Financial Statements are an integral part of these balance sheets.


                          JCP&L TRANSITION FUNDING LLC


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months                  Six Months
                                                                   Ended June 30,              Ended June 30,
                                                               --------------------         -------------------
                                                                2003          2002           2003         2002
                                                               ------        ------         ------       ------
                                                                                 (In Thousands)
Cash Flows from Operating Activities:
Net income..............................................      $      2     $      --       $      5    $      --
   Adjustments to reconcile net income to net cash
     from operating activities-
       Amortization of bondable transition property ....         4,721         1,157          9,558        1,157
       Restricted funds held by Trustee ................           123        (1,600)        14,290       (1,600)
       Transition bond charge receivable from Servicer .        (9,026)       (2,083)       (18,672)      (2,083)
       Accounts payable to parent company...............         9,106            --         17,937           --
       Accrued interest.................................           (17)          910         (8,147)         910
       Other............................................           (86)           16            (57)          16
                                                              --------     ---------       --------    ---------
Net cash provided from (used for) operating activities..         4,823        (1,600)        14,914       (1,600)
                                                              --------     ---------       --------    ---------

Cash Flows from Financing Activities:
   New Financing-
     Proceeds from issuance of transition bonds.........            --       318,106             --      318,106
     Capital contributed by member......................            --         1,600             --        1,600
   Redemptions and Repayments-
     Long-term debt  repayments.........................        (4,823)           --        (14,914)          --
                                                              --------     ---------       --------    ---------

Net cash provided from (used for) financing activities..        (4,823)      319,706        (14,914)     319,706
                                                              --------     ---------       --------    ---------

Cash Flows from Investing Activities:
   Purchase of bondable transition property.............            --      (318,106)            --     (318,106)
                                                              --------     ---------       --------    ---------

Net cash used for investing activities..................            --      (318,106)            --     (318,106)
                                                              --------     ---------       --------    ---------

Net change in cash and cash equivalents.................            --            --             --           --
Cash and cash equivalents at beginning of period........             1             1              1            1
                                                              --------     ---------       --------    ---------
Cash and cash equivalents at end of period..............      $      1     $       1       $      1    $       1
                                                              ========     =========       ========    =========

Supplemental Cash Flows Information:
Cash Paid During the Period from Restricted Funds
  Held by Trustee-
    Interest............................................      $  4,206     $      --       $ 16,852    $      --
                                                              ========     =========       ========    =========




The accompanying Notes to Financial Statements are an integral part of these statements.

                                       5

                          JCP&L TRANSITION FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1 -  NATURE OF OPERATIONS

          JCP&L Transition Funding LLC, a Delaware limited liability company, was formed on February 24, 2000. The Company is a wholly owned subsidiary of JCP&L. JCP&L is a wholly owned electric utility operating subsidiary of FirstEnergy Corp.

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

2 -  FINANCIAL STATEMENTS

          The accompanying interim financial statements as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation of its financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2002 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. Certain information in these unaudited footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

          Scheduled maturity and interest rates for the Bonds at June 30, 2003 are as follows:

                                                                 Expected Final             Legal Final
     Class        Interest Rate        Principal Amount           Payment Date             Maturity Date
     -----        -------------        ----------------        -----------------         -----------------
                                       (In Thousands)
      A-1.....       4.19%                 $ 91,111            December 5, 2007         December 5, 2009
      A-2.....       5.39%                   52,297            September 5, 2010        September 5, 2012
      A-3.....       5.81%                   77,075            December 5, 2013         December 5, 2015
      A-4.....       6.16%                   99,517            June 5, 2017             June 5, 2019
                                           --------
                                            320,000
         Principal payments to date:
           -- Class A-1 bonds               (15,026)
         Current maturities:
           -- Class A-1 bonds               (15,526)
         Refundable bond collateral             112
                                           --------
         Long-term debt                    $289,560
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

          As of June 30, 2003, the following balances were reflected in the subaccounts maintained by the Trustee:

                                                   Balance
               Subaccount                      (In Thousands)
               ----------                      --------------
               General.................            $2,677
               Reserve.................             1,604
               Overcollateralization...                80
               Capital.................             1,099
                                                   ------
                 Total.................            $5,460
                                                   ======

4 -  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

          Under the Servicing Agreement between JCP&L and the Company, JCP&L, as Servicer, manages and administers the BTP of the Company and collects the TBC on behalf of the Company. The Company is required to pay an annual servicing fee to JCP&L equal to 0.125% of the initial principal balance of the Bonds outstanding, or $400,000, of which the Company accrued $200,000 during the six-month period ended June 30, 2003. This servicing fee is being recovered by the Company through the TBC. The Company has also entered into an administration agreement with FirstEnergy Service Company, an affiliated company, pursuant to which FirstEnergy Service Company provides administrative services to the Company. During the six-month period ended June 30, 2003, no expenses for administrative services were paid or accrued by the Company.

                        REPORT OF INDEPENDENT AUDITORS



To the Member of
JCP&L Transition Funding LLC:

          We have reviewed the accompanying balance sheet of JCP&L Transition Funding LLC as of June 30, 2003, and the related statements of operations and changes in member's equity and of cash flows for each of the three-month and six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

          We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of operations and changes in member's equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2003 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet information from which it has been derived.


PricewaterhouseCoopers LLP
Cleveland, Ohio
August 15, 2003

PART II.  OTHER INFORMATION
          -----------------


Item 1.    Legal Proceedings
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

           Exhibit
           Number
           ------

              31.1 Certification letter from chief executive officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification letter from chief financial officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification letter from chief executive officer and chief financial officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

                   No reports on Form 8-K were filed since December 31, 2002.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, JCP&L Transition Funding LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






August 18, 2003

                                       /s/  Harvey L. Wagner
                             -----------------------------------------------
                                            Harvey L. Wagner
                                       Vice President and Controller
                                      (Principal Accounting Officer)