Form 10-Q
period 2003-09-30
JCP&L TRANSITION FUNDING LLC
filed 2003-11-14
CIK 1107914

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

                For the quarterly period ended September 30, 2003

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

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

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

                                TABLE OF CONTENTS


                                                                            Page

Part I.   Financial Information


          Item 1.  Financial Statements
                     Statements of Operations and Changes
                        in Member's Equity............................       1
                     Balance Sheets...................................       2
                     Statements of Cash Flows.........................       3
                     Notes to Financial Statements....................      4-6
                     Report of Independent Accountants................       7

          Item 2.  Management's Narrative Analysis of
                     Results of Operations............................      8-9

          Item 4.  Controls and Procedures............................       9



Part II.  Other Information

          Item 1.  Legal Proceedings..................................      10

          Item 6.  Exhibits and Reports on Form 8-K...................      10


          Signature and Certifications................................     11-14

PART I.  FINANCIAL INFORMATION
------------------------------


                                         ITEM 1. FINANCIAL STATEMENTS




                                         JCP&L TRANSITION FUNDING LLC


                            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                  (Unaudited)

                                                                 Three Months                 Nine Months
                                                             Ended September 30,          Ended September 30,
                                                             --------------------         --------------------
                                                               2003         2002           2003          2002
                                                               ----         ----           ----          ----
                                                                              (In Thousands)
REVENUES:
     Transition bond charge revenues...................       $11,336      $11,448         $29,738      $13,515
     Interest income...................................             9            3              82            3
                                                              -------      -------         -------      -------

         Total Revenues................................        11,345       11,451          29,820       13,518
                                                              -------      -------         -------      -------


EXPENSES:
     Amortization of bondable transition property......         7,074        7,020          16,632        8,177
     Interest expense..................................         4,153        4,311          12,857        5,221
     Administrative and general expenses...............           117          117             322          117
                                                              -------      -------         -------      -------

         Total Expenses................................        11,344       11,448          29,811       13,515
                                                              -------      -------         -------      -------

OPERATING INCOME.......................................             1            3               9            3
                                                              -------      -------         -------       ------

Income tax expense.....................................            --            1               3            1
                                                              -------      -------         -------      -------

NET INCOME.............................................       $     1      $     2         $     6      $     2
                                                              =======      =======         =======      =======


Member's equity, beginning of period...................       $ 1,613      $ 1,601         $ 1,608   $        1

Net Income.............................................             1            2               6            2

Capital contributed by member..........................            --           --              --        1,600
                                                              -------      -------         -------      -------

Member's equity, end of period.........................       $ 1,614      $ 1,603         $ 1,614      $ 1,603
                                                              =======      =======         =======      =======

The accompanying Notes to Financial Statements are an integral part of these statements.

                                                       1

                          JCP&L TRANSITION FUNDING LLC


                                 BALANCE SHEETS


                                                     September 30,  December 31,
                                                         2003          2002
                                                     -------------  ------------
                                                       (Unaudited)
                                                            (In Thousands)
                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..........................  $      1      $      1
   Restricted funds held by Trustee...................     3,937        19,750
   Transition bond charge receivable from Servicer....    53,162        23,127
                                                        --------      --------
                                                          57,100        42,878
                                                        --------      --------

OTHER ASSETS:
   Bondable transition property.......................   289,498       306,130
                                                        --------      --------


                                                        $346,598      $349,008
                                                        ========      ========


             LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Currently payable long-term debt...................  $ 15,268      $ 23,799
   Accrued taxes......................................         4             4
   Accrued interest...................................     1,385         9,532
   Payable to parent company..........................    42,855        17,806
                                                        --------      --------
                                                          59,512        51,141
                                                        --------      --------

CAPITALIZATION:
   Member's equity....................................     1,614         1,608
   Long-term debt.....................................   285,472       296,259
                                                        --------      --------
                                                         287,086       297,867
                                                        --------      --------


                                                        $346,598      $349,008
                                                        ========      ========


The accompanying Notes to Financial Statements are an integral part of these balance sheets.


                                         JCP&L TRANSITION FUNDING LLC


                                           STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                Three Months                   Nine Months
                                                             Ended September 30,           Ended September 30,
                                                               2003        2002             2003        2002
                                                               ----        ----             ----        ----
                                                                               (In Thousands)
Cash Flows from Operating Activities:
Net income..............................................     $     1     $     2         $      6    $       2
   Adjustments to reconcile net income to net cash
     from operating activities-
       Amortization of bondable transition property.....       7,074       7,020           16,632        8,177
       Restricted funds held by Trustee.................       1,523      (8,023)          15,813       (9,623)
       Transition bond charge receivable from Servicer .     (11,363)     (3,472)         (30,035)      (5,555)
       Accounts payable to parent company...............       7,112          --           25,049           --
       Accrued interest.................................          (1)      4,311           (8,147)       5,221
       Other............................................          --         162              (58)         178
                                                             -------     -------         --------    ---------
Net cash provided from (used for) operating activities..       4,346          --           19,260       (1,600)
                                                             -------     -------         --------    ---------

Cash Flows from Financing Activities:
   New Financing-
     Proceeds from issuance of transition bonds.........          --          --               --      318,106
     Capital contributed by member......................          --          --               --        1,600
   Redemptions and Repayments-
     Long-term debt  repayments.........................      (4,346)         --          (19,260)          --
                                                             -------     -------         --------    ---------

Net cash provided from (used for) financing activities..      (4,346)         --          (19,260)     319,706
                                                             -------     -------         --------    ---------

Cash Flows from Investing Activities:
   Purchase of bondable transition property.............          --          --               --     (318,106)
                                                             -------     -------         --------    ---------

Net cash used for investing activities..................          --          --               --     (318,106)
                                                             -------     -------         --------    ---------

Net change in cash and cash equivalents.................          --          --               --           --
Cash and cash equivalents at beginning of period........           1           1                1            1
                                                             -------     -------         --------    ---------
Cash and cash equivalents at end of period..............     $     1     $     1         $      1    $       1
                                                             =======     =======         =========   =========

Supplemental Cash Flows Information:
Cash Paid During the Period from Restricted Funds
   Held by Trustee-
     Interest...........................................     $ 4,153     $    --         $ 21,005    $      --
                                                             =======     =======         =========   =========

The accompanying Notes to Financial Statements are an integral part of these statements.

                                                      3

                          JCP&L TRANSITION FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1 -  NATURE OF OPERATIONS

          JCP&L Transition Funding LLC, a Delaware limited liability company (Company), was formed on February 24, 2000. The Company is a wholly owned subsidiary of Jersey Central Power & Light Company (JCP&L). JCP&L is a wholly owned electric utility operating subsidiary of FirstEnergy Corp.

          On February 6, 2002, JCP&L received a bondable stranded costs rate order (Financing Order) from the New Jersey Board of Public Utilities (NJBPU) authorizing the issuance of $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. The Financing Order was issued in accordance with the Electric Discount and Energy Competition Act enacted by the State of New Jersey in February 1999.

          On June 11, 2002, the Company issued $320 million of Series 2002-A Transition Bonds (Bonds), in four classes, to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. See Note 3 for additional information.

          The Company was organized for the sole purpose of purchasing and owning bondable transition property (BTP), issuing transition bonds to fund the purchase of BTP, pledging its interest in BTP and other collateral to The Bank of New York as trustee for the Bonds (Trustee) under an indenture between the Company and the Trustee Indenture) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right to charge, collect and receive, and be paid from collections of, a non-bypassable transition bond charge (TBC) from JCP&L's electric customers pursuant to the Financing Order. The Financing Order authorizes the TBC collections to be sufficient to recover the $320 million aggregate principal amount of the Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest (including financing costs), redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

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

2 -  FINANCIAL STATEMENTS

          The accompanying interim financial statements as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation of its financial statements. The December 31, 2002 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. Certain information in these unaudited footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

          The Company's independent accountants have performed a review of, and issued a report on, these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act, and the independent accountant's liability under Section 11 does not extend to them.

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

          Scheduled maturity and interest rates for the Bonds as of September 30, 2003 are as follows:

                                             Expected Final      Legal Final
Class     Interest Rate    Principal Amount   Payment Date       Maturity Date
-----     -------------    ---------------- ----------------   -----------------
                            (In Thousands)
 A-1.....    4.19%             $ 91,111     December 5, 2007   December 5, 2009
 A-2.....    5.39%               52,297     September 5, 2010  September 5, 2012
 A-3.....    5.81%               77,075     December 5, 2013   December 5, 2015
 A-4.....    6.16%               99,517     June 5, 2017       June 5, 2019
                                --------
                                320,000
    Principal payments to date:
      -- Class A-1 bonds        (19,398)
    Current maturities:
      -- Class A-1 bonds        (15,268)
    Refundable bond collateral      138
                               --------
    Long-term debt             $285,472
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

          The source for repayment of the Bonds is the TBC authorized pursuant to the Financing Order, which is being collected from JCP&L customers by JCP&L, as Servicer under a servicing agreement (Servicing Agreement) with the Company which requires JCP&L, as Servicer, to manage and administer the BTP of the Company and collect the TBC on behalf of the Company. JCP&L deposits TBC collections daily into a collection account maintained by the Trustee. In accordance with the Indenture, the Trustee allocates amounts in the collection account to general, reserve, overcollateralization and capital subaccounts. The general subaccount is used to make principal and interest payments on the Bonds and to pay expenses, fees and charges as specified in the Indenture. The reserve subaccount is maintained for the purpose of retaining any excess amount of TBC collections and investment earnings not released to the Company. The overcollateralization subaccount is held by the Trustee as a credit enhancement to fund payments in the event of a collection shortfall, and the funding level of the overcollateralization subaccount is 0.5% of the initial principal balance of the Bonds, funded ratably over the life of the Bonds. If amounts available in the general, reserve or overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments specified in the Indenture, the Trustee will draw on amounts in the capital subaccount. Upon issuance of the Bonds, an amount equal to 0.5% of the initial principal balance of the Bonds was deposited into the capital subaccount. Any amounts collateralizing the Bonds that remain upon repayment of all the Bonds will be refunded to JCP&L's customers.

          As of September 30, 2003, the following balances were reflected in the subaccounts maintained by the Trustee:

                                                   Balance
                 Subaccount                    (In Thousands)
                 ----------                    --------------
                 General....................        $  423
                 Reserve....................         1,600
                 Overcollateralization......           133
                 Capital....................         1,781
                                                    ------
                   Total....................        $3,937
                                                    ======

4 -  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

          Under the Servicing Agreement between JCP&L and the Company, JCP&L, as Servicer, manages and administers the BTP of the Company and collects the TBC on behalf of the Company. The Company is required to pay an annual servicing fee to JCP&L equal to 0.125% of the initial principal balance of the Bonds outstanding, or $400,000, of which the Company accrued $300,000 during the nine-month period ended September 30, 2003. This servicing fee is being recovered by the Company through the TBC. The Company has also entered into an administration agreement with FirstEnergy Service Company, an affiliated company, pursuant to which FirstEnergy Service Company provides administrative services to the Company.
During the nine-month period ended September 30, 2003, no expenses for administrative services were paid or accrued by the Company.

                           REPORT OF INDEPENDENT ACCOUNTANTS




To the Member of
JCP&L Transition Funding LLC:

We have reviewed the accompanying balance sheet of JCP&L Transition Funding LLC as of September 30, 2003, and the related statements of operations and changes in member's equity and of cash flows for each of the three-month and nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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




PricewaterhouseCoopers LLP
Cleveland, Ohio
November 13, 2003

                          JCP&L TRANSITION FUNDING LLC

                   ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS


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

Issuance of Transition Bonds
---------------------------

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

       Revenues

          The Company did not earn revenues prior to purchasing BTP and issuing the Bonds on June 11, 2002. Revenues increased to $29.8 million for the nine-month period ended September 30, 2003, compared to $13.5 million for the same period in 2002, which relate to TBC revenues recognized during the period collected from JCP&L customers.

       Expenses

          Amortization expense increased to $16.6 million for the nine-month period ended September 30, 2003, compared to $8.2 million for the same period in 2002, which relate to amortization of BTP (which is based on TBC revenue collections). In addition, interest expense increased to $12.9 million for the period in 2003 compared to $5.2 million in 2002, which represent accrued interest on the Bonds.

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


ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

          The Company's chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the date covered by this report. Based on that evaluation those officers have concluded that the Company's disclosure controls and procedures are effective and were designed to bring to their attention material information relating to the Company by others within the Company and/or the Company's parent, JCP&L.

(b)  Changes in Internal Controls

          During the quarter ended September 30, 2003, there were no changes in the registrants' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

 PART II.  OTHER INFORMATION
----------------------------


Item 1.    Legal Proceedings
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

           Exhibit
           Number
           -------

              31.1 Certification of chief executive officer, pursuant to Rule 13a-14(a)/15d-14(a).

              31.2 Certification of chief financial officer, pursuant to Rule 13a-14(a)/15d-14(a).

              32.1 Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C.ss.1350.

           (b) Reports on Form 8-K

                    No reports on Form 8-K were filed since December 31, 2002.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, JCP&L Transition Funding LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 2003


                                              Harvey L. Wagner
                                       -----------------------------
                                       Vice President and Controller
                                      (Principal Accounting Officer)