Form 10-K
period 2003-12-31
JCP&L TRANSITION FUNDING LLC
filed 2004-03-26
CIK 1107914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
              GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND
        IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to ___________



Commission         Registrant; State of Incorporation;         I.R.S. Employer
File Number           Address; and Telephone Number           Identification No.
-----------      --------------------------------------       ------------------

333-31250        JCP&L TRANSITION FUNDING LLC                     75-2998870
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

Yes    X      No
    -------      ------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes           No   X
    --------     ------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $0.

         The registrant is a wholly owned subsidiary of Jersey Central Power & Light Company. The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.


              Documents incorporated by reference: Not Applicable.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I

      Item 1.  Business ...................................................  1

      Item 2.  Properties..................................................  1

      Item 3.  Legal Proceedings...........................................  1

      Item 4.  Submission of Matters to a Vote of Security Holders.........  1


Part II

      Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters ................................  2

      Item 6.  Selected Financial Data ....................................  2

      Item 7.  Management's Narrative Analysis of Results
               of Operations............................................... 2-3

      Item 7A. Quantitative and Qualitative Disclosures
               About Market Risk...........................................  3

      Item 8.  Financial Statements and Supplementary Data.................3-10

      Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...................... 11

      Item 9A  Controls and Procedures .................................... 11


Part III

      Item 10. Directors and Executive Officers of the Registrant ......... 11

      Item 11. Executive Compensation ..................................... 11

      Item 12. Security Ownership of Certain Beneficial
               Owners and Management ...................................... 11

      Item 13. Certain Relationships and Related Transactions ............. 11

      Item 14. Principal Accounting Fees and Services...................... 12


Part IV

      Item 15. Exhibits, Financial Statement Schedules
               and Reports on Form 8-K .................................... 12

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

         The Company was organized for the sole purpose of purchasing and owning BTP, issuing transition bonds to fund the purchase of BTP, pledging its interest in BTP and other collateral to The Bank of New York, as trustee for the Bonds (Trustee), under an indenture between the Company and the Trustee (Indenture) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable statutory right to charge, collect and receive, and be paid from collections of, a non-bypassable transition bond charge (TBC) from JCP&L's electric customers pursuant to the Financing Order. The Financing Order authorizes the TBC collections to be sufficient to recover the $320 million aggregate principal amount of the Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay financing costs, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

         The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding. Both JCP&L and the Company have treated the transfer of BTP to the Company as a sale under applicable law. Accordingly, for financial reporting purposes, the Company has recorded the acquired BTP as an intangible asset and the Bonds are recorded as debt obligation. For federal income tax and State of New Jersey income and corporate business tax purposes, the transfer of BTP to the Company is being treated as a financing arrangement and not as a sale. Under applicable law, the Bonds are recourse only to the Company and are not secured by the assets of JCP&L.

         The Company has no paid employees, and has entered into a servicing agreement with JCP&L which requires JCP&L, as Servicer, to manage and administer the BTP of the Company and to collect the TBC on behalf of the Company.


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

         In February 2000, the Company, a Delaware limited liability company and a wholly owned subsidiary of JCP&L, was organized for the sole purpose of purchasing and owning BTP and issuing transition bonds secured by the BTP. BTP represents the irrevocable right to charge, collect and receive, and be paid from collections of, a non-bypassable TBC from JCP&L's electric customers pursuant to a bondable stranded costs rate order. The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding.

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

Results of Operations
---------------------

         The Company did not have results of operations for the five-month period ending May 31, 2002 and the year ended December 31, 2001.

Revenues

         The Company did not earn revenues prior to purchasing BTP and issuing the Bonds on June 11, 2002. Due to twelve months of collections in 2003, revenues increased to $36.8 million for the year ended December 31, 2003 compared to $23.6 million for the same period in 2002, all TBC revenues collected from JCP&L customers and recognized during the year.

Expenses

         Expenses for amortizing BTP (which are based on TBC revenue collections) increased to $19.5 million for the year ended December 31, 2003 compared to $13.9 million for the same period in 2002. Interest expenses increased to $17.0 million in 2003 compared to $9.5 million for the same period in 2002, representing accrued interest on the Bonds.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to fluctuations in market interest rates because all of its outstanding debt has fixed interest rates.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements and supplementary data (unaudited) required by this item are included below on pages 4 through 10.

                         REPORT OF INDEPENDENT AUDITORS



To the Member of
JCP&L Transition Funding LLC:


In our opinion, the accompanying balance sheets and the related statements of operations and changes in member's equity and of cash flows present fairly, in all material respects, the financial position of JCP&L Transition Funding LLC (a Delaware limited liability company and wholly owned subsidiary of Jersey Central Power & Light Company) as of December 31, 2003 and 2002, and the results of its operations and changes in member's equity and of its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Cleveland, Ohio
February 25, 2004

                                              JCP&L TRANSITION FUNDING LLC

                                 STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY

                                                                                                |-For the Periods From-|
                                                            For the Years Ended December 31,  Nov. 7, 2001-  Jan. 1, 2001-
                                                                  2003            2002        Dec. 31, 2001  Nov. 6, 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)

REVENUES:
    Transition bond charge revenues.......................       $ 36,848       $ 23,583        $      --  | $      --
    Interest income.......................................             97             47               --  |        --
                                                                 --------       --------        ---------  | ---------
                                                                                                           |
       Total Revenues.....................................         36,945         23,630               --  |        --
                                                                 --------       --------        ---------  | ---------
                                                                                                           |
                                                                                                           |
EXPENSES:                                                                                                  |
    Amortization of bondable transition property..........         19,502         13,870               --  |        --
    Interest expense......................................         16,965          9,532               --  |        --
    Administrative and general expenses...................            466            217               --  |        --
                                                                 ---------      --------        ---------  | ---------
                                                                                                           |
       Total Expenses.....................................         36,933         23,619               --  |        --
                                                                 --------       --------        ---------  | ---------
                                                                                                           |
OPERATING INCOME..........................................             12             11               --  |        --
                                                                                                           |
Income tax expense........................................              4              4               --  |        --
                                                                 --------       --------        ---------  | ---------
                                                                                                           |
NET INCOME................................................       $      8       $      7        $      --  | $      --
                                                                 ========       ========        =========  | =========
                                                                                                           |
                                                                                                           |
                                                                                                           |
Member's equity, beginning of period......................       $  1,608       $      1        $       1  | $      --
                                                                                                           |
Net income................................................              8              7               --  |        --
                                                                                                           |
Capital contributed by member.............................             --          1,600               --  |         1
                                                                 --------       --------        ---------  | ---------
                                                                                                           |
Member's equity, end of period............................       $  1,616       $  1,608        $       1  | $       1
                                                                 ========       ========        ========== | =========



                The accompanying Notes to Financial Statements are an integral part of these statements.

                                                           5


                                     JCP&L TRANSITION FUNDING LLC

                                           BALANCE SHEETS


As of December 31,                                                          2003                 2002
----------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands)
                           ASSETS

CURRENT ASSETS:
    Cash and cash equivalents........................................      $       1            $      1
    Restricted funds held by Trustee.................................          7,244              19,750
    Transition bond charge receivable from Servicer..................          5,561               5,538
                                                                           ---------            --------
                                                                              12,806              25,289
                                                                           ---------            --------

OTHER ASSETS:
    Bondable transition property.....................................        286,628             306,130
                                                                           ---------            --------

                                                                           $ 299,434            $331,419
                                                                           =========            ========

             LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
    Currently payable long-term debt.................................      $  15,589            $ 23,799
    Accrued taxes ...................................................              3                   4
    Accrued interest ................................................          1,385               9,532
    Payable to parent company........................................             64                 217
                                                                           ---------            --------
                                                                              17,041              33,552
                                                                           ---------            --------

CAPITALIZATION:
    Member's equity..................................................          1,616               1,608
    Long-term debt...................................................        280,777             296,259
                                                                           ---------            --------
                                                                             282,393             297,867
                                                                           ---------            --------


                                                                           $ 299,434            $331,419
                                                                           =========            ========



              The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                                           6


                                              JCP&L TRANSITION FUNDING LLC

                                                STATEMENTS OF CASH FLOWS


                                                                                                |--For the PeriodsFrom--|
                                                             For the Years Ended December 31,  Nov. 7, 2001-  Jan. 1, 2001-
                                                                  2003             2002        Dec. 31, 2001  Nov. 6, 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)


Cash Flows from Operating Activities:
Net income................................................    $         8    $         7        $        -- |  $      --
    Adjustments to reconcile net income to net cash                                                         |
      from operating activities -                                                                           |
    Amortization of bondable transition property..........         19,502         13,870                 -- |        --
    Restricted funds released from (held by) Trustee......         12,506        (19,750)                -- |         --
    Transition bond charge receivable from Servicer.......            (23)        (5,538)                -- |         --
    Accounts payable to parent company....................           (153)            --                 -- |         --
    Accrued Interest......................................         (8,147)         9,532                 -- |         --
    Other.................................................             (1)           279                 -- |         --
                                                              -----------    -----------        ----------- | ----------
                                                                                                            |
Net cash provided from (used for) operating activities....         23,692         (1,600)                -- |         --
                                                              -----------    -----------        ----------- | ----------
                                                                                                            |
                                                                                                            |
Cash Flows from Financing Activities:                                                                       |
    New Financing -                                                                                         |
     Proceeds from issuance of transition bonds...........             --        318,106                 -- |         --
     Capital contributed by member........................             --          1,600                 -- |         --
    Long-Term Debt Repayment..............................        (23,692)            --                 -- |         --
                                                              -----------    -----------        ----------- | ----------
                                                                                                            |
Net cash provided from (used for) financing activities....        (23,692)       319,706                 -- |         --
                                                              -----------    -- --------        ----------- | ----------
                                                                                                            |
                                                                                                            |
Cash Flows from Investing Activities:                                                                       |
     Purchase of bondable transition property.............             --       (318,106)                -- |         --
                                                              -----------    -----------        ----------- | ----------
                                                                                                            |
Net cash used for investing activities....................             --       (318,106)                -- |         --
                                                              -----------    -----------        ----------- | ----------
                                                                                                            |
Net change in cash and cash equivalents...................             --             --                 -- |         --
Cash and cash equivalents at beginning of period..........              1              1                  1 |          1
                                                              ------------   -----------        ----------- | ----------
Cash and cash equivalents at end of period ...............    $         1    $         1        $         1 | $        1
                                                              ===========    ===========        =========== | ==========
                                                                                                            |
Supplemental Cash Flows Information:                                                                        |
Cash Paid During the Period from Restricted                                                                 |
   Funds Held by Trustee --                                                                                 |
     Interest.............................................    $    25,112    $        --        $        -- | $       --
                                                              ===========    ===========        =========== | ==========




 The accompanying Notes to Financial Statements are an integral part of these statements.



                          JCP&L TRANSITION FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS


1 - NATURE OF OPERATIONS

         JCP&L Transition Funding LLC (Company), a Delaware limited liability company, is a wholly owned subsidiary of Jersey Central Power & Light Company
(JCP&L). JCP&L is a wholly owned electric utility operating subsidiary of FirstEnergy Corp.

         On February 6, 2002, JCP&L received a bondable stranded costs rate order (Financing Order) from the New Jersey Board of Public Utilities (NJBPU) authorizing the issuance of $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. The Financing Order was issued in accordance with the Electric Discount and Energy Competition Act enacted by the State of New Jersey in February 1999. On June 11, 2002, the Company issued $320 million of Series 2002-A Transition Bonds (Bonds), in four classes. See Note 3 for additional information.

         The Company was organized for the sole purpose of purchasing and owning bondable transition property (BTP), issuing transition bonds to fund the purchase of BTP, pledging its interest in BTP and other collateral to The Bank of New York, as trustee for the Bonds (Trustee), under an indenture between the Company and the Trustee (Indenture) to collateralize the transition bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable statutory right to charge, collect and receive, and be paid from collections of, a non-bypassable transition bond charge (TBC) from JCP&L's electric customers pursuant to the Financing Order. The Financing Order authorizes the TBC collections to be sufficient to recover the $320 million aggregate principal amount of the Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay financing costs, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

         The Company's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of JCP&L in the event JCP&L becomes subject to a bankruptcy proceeding. Both JCP&L and the Company have treated the transfer of BTP to the Company as a sale under applicable law. Accordingly, for financial reporting purposes, the Company has recorded the acquired BTP as an intangible asset and the Bonds are recorded as debt obligation. For federal income tax and State of New Jersey income and corporate business tax purposes, the transfer of BTP to the Company is being treated as a financing arrangement and not as a sale. Under applicable law, the Bonds are recourse only to the Company and are not secured by the assets of JCP&L.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements include all adjustments that the Company considers necessary for a fair presentation of its financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Certain prior year amounts have been reclassified to conform with the current year presentation.

Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues

         Substantially all of the Company's revenues are derived from the TBC, the collection of which was authorized by the NJBPU in the Financing Order, and which is currently being collected from JCP&L customers. The Company also accrues unbilled TBC revenues for electric service provided by JCP&L through the end of the accounting period. In addition, the Company records investment income on amounts on deposit with the Trustee; however, only earnings on the member's capital subaccount are recorded as income; earnings on the other subaccounts must be credited to JCP&L customers pursuant to the Financing Order.

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

Amortization of Bondable Transition Property

         The BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenues, interest costs and other fees. The BTP is solely the property of the Company.

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

         Scheduled maturity and interest rates for the Bonds as of December 31, 2003 are as follows:

                                            Expected Final       Legal Final
Class     Interest Rate      Amount          Payment Date       Maturity Date
-----     -------------      ------         --------------      -------------
                          (In Thousands)
A-1...      4.19%           $ 67,312       December 5, 2007    December 5, 2009
A-2...      5.39%             52,297       September 5, 2010   September 5, 2012
A-3...      5.81%             77,075       December 5, 2013    December 5, 2015
A-4...      6.16%             99,517       June 5, 2017        June 5, 2019
                            --------
                             296,201
  Current maturities:
    -- Class A-1 bonds       (15,589)
  Refundable bond collateral     165
  Long-term debt            $280,777

         The expected final payment date for each class of the Bonds is the date on which there is expected to be no further outstanding principal balance for that class, based upon an expected amortization schedule for that class. The Company has made certain assumptions in establishing these amortization schedules, including, among other things, that all TBC collections are received in accordance with JCP&L's forecasts. There can be no assurance that the principal balance of any class of the Bonds will be reduced at the rates indicated in these amortization schedules. The legal final maturity date for each class of the Bonds is the date on which the Company is required to pay any outstanding principal balance for that class. The Bonds will not be in default if principal is not paid in accordance with the expected amortization schedules; however, a default will occur if the entire outstanding balance of any class is not paid on or before the legal final maturity date of that class.

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

         As of December 31, 2003 and 2002, the following balances were reflected in the subaccounts maintained by the Trustee:

                                          2003             2002
                                         ------           ------
             Subaccount                      (In Thousands)
             ----------                      --------------
             General.................    $ 2,564         $18,139
             Reserve.................      1,606              --
             Overcollateralization...        160              --
             Capital.................      2,914           1,611
                                         -------         -------
               Total.................    $ 7,244         $19,750
                                         =======         =======


4 - SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

         Under the Servicing Agreement between JCP&L and the Company, JCP&L, as Servicer, manages and administers the BTP of the Company and collects the TBC on behalf of the Company. The Company is required to pay an annual servicing fee to JCP&L equal to 0.125% of the initial principal balance of the Bonds outstanding, or $400,000 -- the Company accrued $400,000 during 2003. This servicing fee is being recovered by the Company through the TBC. The Company also entered into an administration agreement with FirstEnergy Service Company, an affiliated company, pursuant to which FirstEnergy Service Company provides administrative services to the Company. In 2003 and 2002, no expenses for administrative services were paid or accrued by the Company.

                                     PART II
                                   (Continued)

                          JCP&L TRANSITION FUNDING LLC


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A. CONTROLS AND PROCEDURES

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

         (b) Changes in Internal Controls

         During the quarter ended December 31, 2003, there were no changes in the registrant's internal controls over the financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's control over financial reporting.


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

                                     PART IV

                          JCP&L TRANSITION FUNDING LLC


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES


Audit Fees


         The aggregate fees billed by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2003 and 2002 for professional services rendered for the audits of the registrant's annual financial statements and reviews of financial statements included in the registrant's Quarterly Reports on Form 10-Q, for those fiscal years were $27,530 and $25,500, respectively.


Audit-Related Fees


         The aggregate fees billed for the fiscal year ended December 31, 2003 for assurance and related services rendered by PricewaterhouseCoopers LLP that are related to the performance of the audit or review of the registrant's financial statements were $2,184. These services principally related to ensure appropriate accounting and reporting in connection with FIN 46 and assistance with Sarbanes-Oxley. There were no additional fees billed by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2002.


Tax Fees


         There were no additional fees billed by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2003 and 2002.


All Other Fees


         There were no additional fees billed by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2003 and 2002.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

             (1)  Exhibits:

                  See Index to Exhibits which follows page 13 of this report.

             (2)  Financial Statement Schedules:

                  None.

         (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed since September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         JCP&L TRANSITION FUNDING LLC



                                             /s/ Stephen E. Morgan
                                             --------------------------------
                                                 Stephen E. Morgan
                                                 President


Date:  March 26, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following duly authorized persons on behalf of the registrant and in the capacities and on the date indicated:



                                             /s/ Richard H. Marsh
                                             --------------------------------
                                                 Richard H. Marsh
                                                 Senior Vice President and
                                                 Chief Financial Officer



                                             /s/ Lelia L. Vespoli
                                             --------------------------------
                                                 Lelia L. Vespoli
                                                 Senior Vice President



                                             /s/ Harvey L. Wagner
                                             --------------------------------
                                                 Harvey L. Wagner
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)



                                             /s/ Anthony J. Alexander
                                             --------------------------------
                                                 Anthony J. Alexander
                                                 Manager



                                             /s/ Pamela A. Jasinski
                                             --------------------------------
                                                 Pamela A. Jasinski
                                                 Manager



                                             /s/ Mary S. Stawikey
                                             --------------------------------
                                                 Mary S. Stawikey
                                                 Manager


Date:  March 26, 2004